Form 10-K405
period 1997-12-31
APEX MORTGAGE CAPITAL INC
filed 1998-03-30
CIK 1045956

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(mark one)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                       OR

 ------- TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____ TO _____

                       COMMISSION FILE NUMBER: 001-13637

                          APEX MORTGAGE CAPITAL, INC.
             (Exact name of Registrant as specified in its Charter)

              MARYLAND                                  95-4650863
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

865 South Figueroa Street
LOS ANGELES, CALIFORNIA                                    90017
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code (213) 244-0440

     Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS                   NAME OF EXCHANGE WHICH REGISTERED
     -------------------                   ---------------------------------
Common Stock ($.01 par value)                    New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No
         -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 20, 1998, the aggregate market value of the voting stock held by non-affiliates was $82,740,551 based on the closing price of the common stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 20, 1998: 6,502,400

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1997, are incorporated by reference into Part III.

================================================================================
--------------------------------------------------------------------------------

                          SAFE HARBOR STATEMENT UNDER
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



  CERTAIN INFORMATION CONTAINED IN THIS REPORT CONSTITUTES "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE,"
"INTEND," "CONTINUE," OR "BELIEVES" OR THE NEGATIVES THEREOF OR OTHER
VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. SOME IMPORTANT FACTORS THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENTS INCLUDE CHANGES IN INTEREST RATES; DOMESTIC AND FOREIGN BUSINESS, MARKET, FINANCIAL OR LEGAL CONDITIONS; DIFFERENCES IN THE ACTUAL ALLOCATION OF THE ASSETS OF THE COMPANY FROM THOSE ASSUMED; AND THE DEGREE TO WHICH ASSETS ARE HEDGED AND THE EFFECTIVENESS OF THE HEDGE, AMONG OTHERS. IN ADDITION, THE DEGREE OF RISK IS INCREASED BY THE COMPANY'S LEVERAGING OF ITS ASSETS.

                          APEX MORTGAGE CAPITAL, INC.

                         1997 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.    BUSINESS                                                            4

ITEM 2.    PROPERTIES                                                         30

ITEM 3.    LEGAL PROCEEDINGS                                                  30

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                30

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                            32

ITEM 6.    SELECTED FINANCIAL DATA                                            33

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            33

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        38

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                            38

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 38

ITEM 11.   EXECUTIVE COMPENSATION                                             38

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                 38

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     38


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                                    39

GLOSSARY                                                                      40

    CERTAIN CAPITALIZED AND OTHER TERMS USED HEREIN SHALL HAVE THE MEANINGS
          ASSIGNED TO THEM IN THE GLOSSARY AT THE END OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

  Apex Mortgage Capital, Inc. (the "Company"), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, adjustable-rate, single-family real estate Mortgage Securities and Mortgage Loans. The Company commenced operations on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's Common Stock. The Company's principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0440.

  The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its Mortgage Assets and the cost of its borrowings. The Company will elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

  The goal of the Company is to be an efficient investor in Mortgage Assets. The Company generally acquires Mortgage Assets primarily in the secondary mortgage market through the operational experience and market relationships of TCW Investment Management Company (the "Manager") and its Affiliates. See "Strategy--Management Policies and Programs--Asset Acquisition Policy."

  The day-to-day operations of the Company are managed by the Manager subject to the direction and oversight of the Company's Board of Directors, a majority of whom are unaffiliated with The TCW Group, Inc. ("TCW" and, together with its subsidiaries and Affiliates, the "TCW Group") or the Manager. The Manager is a wholly-owned subsidiary of TCW. The Manager was established in 1992 and the TCW Group began operations in 1971 through one of its affiliates. The Company's investment management team are selected members of the TCW Group's Mortgage-Backed Securities Group (the "MBS Group"), all of whom have over ten years of experience in raising and managing mortgage capital. The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager's current business operations, among other reasons.


                                 RECENT EVENTS

  Initial Public Offering. On December 9, 1997, the Company successfully closed its initial public offering and commenced operations. The initial public offering, which raised net proceeds of over $93 million, was underwritten by a syndicate of investment banks represented by Merrill Lynch & Co., PaineWebber Incorporated, Stifel Nicolaus & Company, Incorporated and Sutro & Co., Incorporated. See "Item 5.--Market for Registrant's Common Equity and Related Stockholder Matters" in this report.

  Acquisition of Initial Investments. At December 31, 1997, the Company had utilized its equity capital and borrowings to acquire $265,880,000 of Mortgage Assets consisting of interest in pools of mortgages issued by the Federal Home Loan Mortgage Corporation or Fannie Mae. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Result of Operations" in this report.

  Share Repurchase Program. On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. As of March 20, 1998, the Company had repurchased 197,700 shares of its Common Stock pursuant to the program. The average price per share repurchased was $12.79. An additional 552,300 shares are currently authorized for potential repurchase in the future. The company may continue to repurchase shares in the future when market conditions warrant. See "Item 5.--Market for Registrant's Common Equity and Related Stockholder Matters" in this report.

  Dividend Declaration. On March 19, 1998, the Company's Board of Directors declared a dividend distribution of $0.25 per share. The dividend is payable on April 9, 1998, to shareholders of record on March 31, 1998.

  Reporting Period. Information that is reported herein as of December 31, 1997 represents the initial twenty-two days of the Company's operations. Unless otherwise noted, this report describes the Company's operations and developments through the date hereof.

                                    STRATEGY

  To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company's strategy is to:

  . purchase primarily single-family Mortgage Assets, the majority of which are currently expected to have adjustable interest rates based on changes in short-term market interest rates;

  . manage the credit risk of its Mortgage Assets through, among other activities (i) carefully selecting Mortgage Assets to be acquired, (ii) complying with the Company's policies with respect to credit risk concentration which, among other things, require the Company to maintain a Mortgage Asset portfolio with a weighted average rating generally equivalent to AA (or a comparable rating) or better, (iii) actively monitoring the ongoing credit quality and servicing of its Mortgage Assets, and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

  . finance purchases of Mortgage Assets with the net proceeds of equity offerings and, to the extent permitted by the Company's Capital and Leverage Policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will also reflect changes in short-term market interest rates;

  . seek to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate hedged basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate Mortgage Assets;

  . utilize interest rate caps, swaps and similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its Mortgage Assets during a period of rising interest rates;

  . seek to minimize prepayment risk primarily by structuring a diversified portfolio with a variety of prepayment characteristics; and

  . apply securitization techniques designed to enhance the value and liquidity of the Company's Mortgage Assets acquired in the form of Mortgage Loans by securitizing them into Mortgage Securities that are tailored to the Company's objectives.


  Although there can be no assurance, the Company believes that it will be able to generate competitive earnings and dividends while holding Mortgage Assets of high credit quality and maintaining a disciplined risk-control profile.

  The Company will also strive to increase its return to stockholders over time by: (i) raising additional capital in order to increase its ability to invest in additional Mortgage Assets; (ii) lowering its effective borrowing costs through direct funding with collateralized lenders, in addition to using Wall Street intermediaries, and investigating the possibility of using collateralized commercial paper and medium-term note programs; and (iii) improving the efficiency of its balance sheet structure by investigating the issuance of uncollateralized subordinated debt and other forms of capital.

  Investment Policy. The Company's investment strategy is to create a diversified portfolio primarily of High Quality adjustable-rate Mortgage Securities that, in the aggregate, will preserve the capital base of the Company and generate income for distribution to its stockholders. The Company's Mortgage Assets are held primarily for investment. The Company intends generally to buy and hold Mortgage Assets to maturity and, therefore, will seek to have a low portfolio turnover rate. The Company's ability to sell Mortgage Assets for gain is restricted by the REIT Provisions of the Code and the rules, regulations and interpretations of the Service thereunder.

  The Company currently anticipates that at least 75% of total Mortgage Assets will be High Quality Mortgage Securities and Short-Term Investments. The Mortgage Securities will consist of (i) privately issued mortgage Pass-Through Certificates as well as Agency Certificates, (ii) certain CMOs and (iii) Other Mortgage Securities, including certain Mortgage Derivative Securities. The Company further anticipates that at least 50% of the Company's total Mortgage Assets will be Agency Certificates or carry a AAA or comparable rating from at least one of the Rating Agencies. The Company will not acquire Inverse Floaters, REMIC Residuals or First Loss Subordinated Bonds. The Company may acquire interest only, principal only or other Mortgage Derivative Securities that receive a disproportionate share of interest income or principal, either as an independent stand-alone investment opportunity or to assist in the management of prepayment and other risks, but only on a limited basis due to the greater risk of loss associated with Mortgage Derivative Securities.

  The remainder of the Company's investment portfolio, composing not more than 25% of its total Mortgage Assets, may consist of unrated or rated Mortgage Assets that are determined by the Manager to be of comparable quality to High Quality Mortgage Securities, including (i) adjustable-rate Mortgage Loans secured by first liens on single-family (one-to-four units) residential properties, (ii) Pass-Through Certificates or CMOs backed by Mortgage Loans on single-family properties and (iii) Other Mortgage Securities. The Company intends to securitize substantially all Mortgage Loans it acquires into High Quality Mortgage Securities that are Qualified REIT Real Estate Assets that will then be held for investment. Substantially all of the Company's Mortgage Assets will constitute Qualified REIT Real Estate Assets.

  The Company generally purchases Mortgage Assets from broker-dealers and banks that regularly make markets in Mortgage Securities. The Company also may purchase Mortgage Securities from a variety of Suppliers of Mortgage Assets (typically mortgage bankers, savings and loans, investment banking firms, home builders and other firms involved in originating and packaging Mortgage Loans). In acquiring Mortgage Assets, the Company will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Fannie Mae, FHLMC, GNMA and other entities purchasing Mortgage Assets, some of which have greater financial resources than the Company. There are several REITs similar to the Company and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of Mortgage Assets suitable for purchase by the Company. There can be no assurance that the Company will be able to acquire sufficient Mortgage Assets from Suppliers of Mortgage Assets at spreads above the Company's cost of funds.

  The Company's Board of Directors has adopted the investment policies summarized in this report as its investment policies. The policies may be changed at any time by the Board of Directors (subject to approval by a majority of Unaffiliated Directors) without the consent of stockholders. The Company's Board of Directors will establish and approve (including approval by a majority of Unaffiliated Directors) at least annually the investment policies of the Company, which will include investment criteria that Mortgage Assets must satisfy to be eligible for investment by the Company. Pursuant to the Management Agreement, the Manager must use such criteria in determining whether to acquire Mortgage Assets on behalf of the Company. The Company will not purchase any Mortgage Assets from its Affiliates other than Mortgage Securities that may be purchased from a taxable subsidiary of the Company that may be formed in connection with the securitization of Mortgage Loans.

  Financing Policy. The Company generally finances its purchase of Mortgage Assets primarily by borrowing against existing Mortgage Assets and using the net proceeds to acquire additional Mortgage Assets. See "Management Policies and Programs--Capital and Leverage Policy." The borrowings are generally in the form of reverse repurchase agreements (a borrowing device evidenced by an agreement to sell securities or other Mortgage Assets to a third party and a simultaneous agreement to repurchase them at a specified future date and price, the price difference constituting interest on the borrowing), loan agreements, Dollar-Roll Agreements (an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date), warehouse lines of credit and other credit facilities. The Company's borrowings are generally secured by its Mortgage Assets. The Company's income will be increased through the use of such borrowings if the cost of the borrowings is less than the interest earned on the Mortgage Assets purchased with or securing the borrowed funds. However, during any periods in which this spread is negative, and the Company's borrowing costs exceed its interest income on Mortgage Assets purchased with or securing the borrowed funds, the Company could experience losses.

  Hedging Policy. The Company generally enters into hedging transactions to mitigate the effects of interest rate fluctuations on its portfolio of Mortgage Assets and related debt. See "Strategy--Asset/Liability Management Policies-- Interest Rate Risk Management Policy." These transactions may include interest rate swaps, the purchase of interest rate caps and futures contracts and options on futures contracts and the trading of forward contracts to mitigate the effects of fluctuations in interest rates. The Company may also purchase Mortgage Derivative Securities and Excess Servicing Rights secured by interests in real property as a hedging strategy. The Company will generally not make significant investments in Mortgage Derivative Securities or Excess Servicing Rights that do not qualify as Qualified REIT Real Estate Assets. Accordingly, income from Mortgage Derivative Securities and Excess Servicing Rights acquired by the Company will be qualifying income under the 75% and 95% sources of income tests applicable to the Company as a REIT. The Company intends to carefully monitor its income from hedging activity in Mortgage Assets that are not Qualified REIT Real Estate Assets, and may have to limit such activity in order to comply with the REIT Provisions of the Code and to ensure that it does not realize excessive hedging income that could result in the Company's disqualification as a REIT.

  The Manager. The Manager manages the day-to-day operations of the Company, subject to the direction and oversight of the Company's Board of Directors. The Manager's key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of Mortgage Assets.


DESCRIPTION OF MORTGAGE ASSETS

  The Company invests principally in the following types of Mortgage Assets subject to the operating restrictions described in "Management Policies and Programs" below.


 Pass-Through Certificates

  General. The Company's investments in Mortgage Assets are expected to be concentrated in Pass-Through Certificates. The Pass-Through Certificates to be acquired by the Company will consist primarily of Pass-Through Certificates issued by Fannie Mae, FHLMC and GNMA, as well as High Quality privately issued adjustable-rate mortgage pass-through certificates. The Pass-Through Certificates acquired by the Company represent interests in mortgages that are secured primarily by liens on single-family (one-to-four units) residential properties. The Company may also acquire, within the 25% investment limitation on Other Mortgage Assets, unrated or rated Pass-Through Certificates that represent interests in mortgages secured by liens on single-family properties that are determined by the Manager and the Board of Directors to be of comparable quality to High Quality Mortgage Securities.

  Pass-Through Certificates backed by adjustable-rate Mortgage Loans are subject to lifetime interest rate caps and to periodic interest rate caps that limit the amount an interest rate can change during any given period. The Company's borrowings are generally not subject to similar restrictions. In a period of increasing interest rates, the Company could experience a decrease in Net Income or incur losses because the interest rates on its borrowings could exceed the interest rates on ARM Pass-Through Certificates owned by the Company. The impact on Net

Income of such interest rate changes will depend on the adjustments features of the Mortgage Assets owned by the Company, the maturity schedules of the Company's borrowings and related hedging.

  Privately Issued ARM Pass-Through Certificates. Privately issued ARM Pass-Through Certificates are structured similarly to the Fannie Mae, FHLMC and GNMA pass-through certificates discussed below and are issued by originators of and investors in Mortgage Loans, including savings and loan associations, savings banks, commercial banks, mortgage banks and special purpose subsidiaries of such institutions. Privately issued ARM Pass-Through Certificates are usually backed by a pool of conventional adjustable-rate Mortgage Loans and are generally structured with credit enhancement such as pool insurance or subordination. However, privately issued ARM Pass-Through Certificates are typically not guaranteed by an entity having the credit status of Fannie Mae, FHLMC or GNMA guaranteed obligations.

  Existing Fannie Mae ARM Programs. Fannie Mae is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C. (S) 1716 et seq.). Fannie Mae provides funds to the mortgage market primarily by purchasing Mortgage Loans on homes from local lenders, thereby replenishing their funds for additional lending. Fannie Mae established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of securities through REMICs under the Code.

  Each Fannie Mae ARM Pass-Through Certificate issued to date has been issued in the form of a Pass-Through Certificate representing a fractional undivided interest in a pool of ARMs formed by Fannie Mae. The ARMs included in each pool are fully amortizing conventional Mortgage Loans secured by a first lien on either one-to-four family residential properties or multifamily properties. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. Currently, Fannie Mae has issued several different series of ARMs. All of Fannie Mae's series of ARMs are in its lender (or "swap") mortgage-backed securities program where individual lenders swap pools of Mortgage Loans that they originated or purchased for a Fannie Mae security backed by those same Mortgage Loans. Each series bears an initial interest rate and a margin tied to an index based on all Mortgage Loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae's guarantee fee. The specified index used in each series has included the One-Year U.S. Treasury Rate published by the Federal Reserve Board, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco and other indices. In addition, the majority of series of Fannie Mae ARMs issued to date have had a monthly, semi-annual or annual interest rate adjustment.

  Adjustments to the interest rates on Fannie Mae ARMs are typically subject to lifetime caps. In addition, some pools contain ARMs that are subject to semi-annual or annual interest rate change limitations, frequently 1% to 2%, respectively. Some pools contain ARMs that provide for limitations on the amount by which monthly payments may be increased, but have no limitation on the frequency or magnitude of changes to the mortgage interest rate of the ARM except for the lifetime cap. In cases where an increase in the rate cannot be covered by the amount of the scheduled payment, the uncollected portion of interest is deferred and added to the principal amount of the ARM. In such cases, interest paid on the Fannie Mae Certificates is a monthly pass-through of the amount of interest on each ARM rather than a weighted average pass-through rate of interest.

  Fannie Mae guarantees to the registered holder of a Fannie Mae Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae Certificate) on the Mortgage Loans in the pool underlying the Fannie Mae Certificate, whether or not received, and the full principal amount of any such Mortgage Loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy such obligations, distributions to holders of Fannie Mae Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of Fannie Mae Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

  Existing FHLMC ARM Programs. The Federal Home Loan Mortgage Corporation is a corporate instrumentality of the United States created pursuant to an Act of Congress (Title III of the Emergency Home Finance Act of 1970, as amended, 12 U.S.C. (S) 1451-1459), on July 24, 1970. The principal activity of FHLMC currently consists of the purchase of Conforming Mortgage Loans or participation interests therein and the resale of the loans and participations so purchased in the form of guaranteed Mortgage Securities. FHLMC established its first regular ARM program in 1986 and currently has several regular ARM programs available for the issuance of ARM certificates and a number of special programs that may be offered to Mortgage Loan sellers. All of the Mortgage Loans evidenced by FHLMC Certificates are conventional Mortgage Loans, and therefore are not guaranteed or insured by, and are not obligations of, the United States or any agency or instrumentality thereof, other than FHLMC.

  Each FHLMC Certificate issued to date has been issued in the form of a Pass-Through Certificate representing an undivided interest in a pool of ARMs purchased by FHLMC. The ARMs included in each pool are fully amortizing, conventional Mortgage Loans with original terms to maturity of up to 40 years secured by first liens on one-to-four unit family residential properties or multi-family properties. An ARM certificate issued by FHLMC may be issued under one of two cash programs (comprised of Mortgage Loans purchased from a number of sellers) or guarantor programs (comprised of Mortgage Loans purchased from one seller in exchange for participation certificates representing interests in the Mortgage Loans purchased.) The interest rate paid on FHLMC Certificates adjusts annually on the first day of the month following the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on ARM certificates issued under FHLMC's standard ARM programs adjust annually in relation to the One-Year U.S. Treasury Rate published by the Federal Reserve Board. The specified index used in each FHLMC series has also included the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco and other indices. Interest rates paid on FHLMC Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FHLMC Mortgage Securities issued to date have had a monthly, semi-annual or annual interest adjustment. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 1% or 2% and to a lifetime cap of 5% or 6% over the initial interest rate. Certain FHLMC programs include Mortgage Loans that allow the borrower to convert the adjustable mortgage interest rate of his ARM to a fixed rate. ARMs that are converted into fixed-rate Mortgage Loans are repurchased by FHLMC or by the seller of such Mortgage Loans to FHLMC, at the unpaid principal balance thereof, plus accrued interest to the due date of the last adjustable rate interest payment.

  Some FHLMC pools contain ARMs that provide for limitations on the amount by which monthly payments may be increased but have no limitation on the frequency or magnitude of changes to the mortgage interest rate of the ARM except for the lifetime cap. In cases where an increase in the rate cannot be covered by the amount of the scheduled payment, the uncollected portion of interest is deferred and added to the principal amount of the ARM. In such cases, interest paid on the FHLMC Certificates is a monthly pass-through of the amount of interest on each ARM rather than a weighted average pass-through rate of interest.

  FHLMC guarantees to each holder of its ARM certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related ARMs, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

  Existing GNMA ARM Programs. GNMA is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD"). Section 306(g) of Title III of the National Housing Act of 1934, as amended (the "Housing Act"), authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates that represent an interest in a pool of Mortgage Loans insured by the FHA under the Housing Act or Title V of the Housing Act of 1949, or partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended, or Chapter 37 of Title 38, United States Code and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States, states that such guarantees under Section 306(g) of mortgage-backed certificates of the type that may be purchased by the Company or pledged as security for a series of

Mortgage Securities are authorized to be made by GNMA and "would constitute general obligations of the United States backed by its full faith and credit."

  The interest rate paid on the certificates issued under GNMA's standard ARM program adjusts annually in relation to the One-Year U.S. Treasury Rate published by the Federal Reserve Board. Interest rates paid on GNMA Certificates typically equal the index rate plus 150 basis points. Adjustments in the interest rate are generally limited to an annual increase or decrease of 1% and to a lifetime cap of 5%.


 CMOs

  The Company may, from time to time, invest in variable-rate and short-term fixed-rate CMOs. CMOs ordinarily are issued in series, each of which consists of several serially maturing classes ratably secured by a single pool of Mortgage Loans or Pass-Through Certificates. Generally, principal payments received on the mortgage-related assets securing a series of CMOs, including prepayments on such mortgage-related assets, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal of and interest on the mortgage-related assets and other collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMOs by its stated maturity.

  CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company's anticipated return on its investment. The Company will not acquire any CMOs that do not qualify as Qualified REIT Real Estate Assets.


 Mortgage Warehouse Participations

  The Company also may from time to time acquire Mortgage Warehouse Participations as an additional means of diversifying its sources of income.
The Company anticipates that such investments, together with its investments in Other Mortgage Assets, will not in the aggregate exceed 25% of its total Mortgage Assets. These investments are participations in lines of credit to Mortgage Loan originators that are secured by recently originated Mortgage Loans that are in the process of being sold to investors. Mortgage Warehouse Participations do not qualify as Qualified REIT Real Estate Assets.
Accordingly, this activity is limited by the REIT Provisions of the Code.


 Other Mortgage Securities

  General. The Company may acquire Other Mortgage Securities or interests therein if it determines that it will be beneficial to do so and it will not adversely affect qualification of the Company as a REIT. Such Other Mortgage Securities may include non-High Quality Mortgage Assets and other Mortgage Securities collateralized by single-family Mortgage Loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests and other mortgage-backed and mortgage-collateralized obligations, other than Pass-Through Certificates and CMOs.

  Mortgage Derivative Securities. The Company may acquire Mortgage Derivative Securities on a limited basis as market conditions warrant, either as an independent stand-alone investment opportunity or to assist in the management of prepayment and other risks. Mortgage Derivative Securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivative Securities are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. In the event of more rapid (slower) than anticipated prepayments on such Mortgage Loans, the rates of return on interests in Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest ("Interest Only Derivatives") would be likely to decline (increase).
Conversely, the rates of return on Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal ("Principal Only Derivatives") would be likely to increase (decrease) in the event of rapid (slow) prepayments.

  The Company presently may acquire Mortgage Derivative Securities, including Principal and Interest Only Derivatives. Interest Only Derivatives may be an effective hedging device since they generally increase in value as Mortgage Securities representing interests in adjustable-rate mortgages decrease in value. The Company also may invest in other types of floating-rate derivatives that are currently available in the market. The Company also may invest in other Mortgage Derivative Securities that may in the future be developed if the Board of Directors, including a majority of Unaffiliated Directors, determines that such investments would be advantageous to the Company.

  The Company will generally not acquire Inverse Floaters, First Loss Subordinated Bonds, REMIC Residuals or other CMO Residuals. However, the Company may retain residual interests in its own securitizations of Mortgage Loans. Moreover, the Company will not purchase any Mortgage Derivative Securities that do not qualify as Qualified REIT Real Estate Assets.

  Subordinated Interests. The Company also may acquire Subordinated Interests, which are classes of Mortgage Securities that are junior to other classes of such series of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans. The subordination may be for all payment failures on the Mortgage Loans securing or underlying such series of Mortgage Securities. The subordination will not be limited to those resulting from certain types of risks, such as those resulting from war, earthquake or flood, or the bankruptcy of a borrower. The subordination may be for the entire amount of the series of Mortgage Securities or may be limited in amount.


 Mortgage Loans

  General. The Company intends to acquire and accumulate Mortgage Loans as part of its investment strategy until a sufficient quantity has been accumulated for securitization into High Quality Mortgage Securities. The Company anticipates that the Mortgage Loans acquired by it and not yet securitized, together with its investments in Other Mortgage Assets, will not constitute more than 25% of the Company's total Mortgage Assets at any time. All Mortgage Loans will be acquired with the intention of securitizing them into High Quality Mortgage Securities. However, there can be no assurance that the Company will be successful in securitizing the Mortgage Loans. After a pool of Mortgage Loans has been securitized, the Mortgage Loans will no longer be considered Other Mortgage Assets. To meet the Company's investment criteria, the Mortgage Loans to be acquired by the Company will generally conform to the underwriting guidelines established by Fannie Mae, FHLMC or other credit insurers.
Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of Mortgage Loans by the lending institution. The Company does not intend to obtain additional appraisals at the time of acquiring Mortgage Loans.

  The Mortgage Loans may be originated by or purchased from various Suppliers of Mortgage Assets throughout the United States, such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders. The Company may acquire Mortgage Loans directly from originators and from entities holding Mortgage Loans originated by others. The Board of Directors of the Company has not established any limits upon the geographic concentration of Mortgage Loans to be acquired by the Company or the credit quality of Suppliers of Mortgage Assets.

  The Company anticipates that it will acquire primarily ARMs. The interest rate on ARMs is typically tied to an index (such as the One-Year U.S. Treasury Rate published by the Federal Reserve Board, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco or LIBOR) and is adjustable periodically at various intervals. Such Mortgage Loans may be subject to lifetime or periodic interest rate or payment caps.

  Conforming and Nonconforming Mortgage Loans. The Company may acquire both Conforming and Nonconforming Mortgage Loans for securitization. Conforming Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by Fannie Mae, FHLMC or GNMA. Under current regulations, the maximum principal balance allowed on Conforming Mortgage Loans ranges from $214,600 for one-unit residential loans ($321,000 for such residential loans secured by mortgage properties located in either Alaska or Hawaii) to $412,450 for four-unit residential loans ($618,875 for such residential loans secured by mortgaged properties located in either Alaska or Hawaii). Nonconforming Mortgage Loans are Mortgage Loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The Company expects that a majority of Nonconforming Mortgage Loans it purchases will be nonconforming primarily because they have original principal balances which exceed the requirements for FHLMC or Fannie Mae programs.

  Commitments to Mortgage Loan Sellers. The Company may issue commitments ("Commitments") to originators and other sellers of Mortgage Loans who follow policies and procedures that generally comply with Fannie Mae and FHLMC regulations and guidelines and that comply with all applicable federal and state laws and regulations for Mortgage Loans secured by single-family (one-to-four units) residential properties. In addition, Commitments may be issued for Agency Certificates as well as privately issued Pass-Through Certificates and Mortgage Loans. Commitments will obligate the Company to purchase Mortgage Assets from the holders of the Commitments for a specific period of time, in a specific aggregate principal amount and at a specified price and margin over an index. Although the Company may commit to acquire Mortgage Loans prior to funding, all Mortgage Loans are to be fully funded prior to their acquisition by the Company. Following the issuance of Commitments, the Company will be exposed to risks of interest rate fluctuations similar to those risks on its adjustable-rate Mortgage Assets.

  Securitization of Mortgage Loans. The Mortgage Loans will be acquired by the Company and held until a sufficient quantity has been accumulated for securitization. During the accumulation period, the Company will be subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral underlying the Mortgage Loan and the principal amount of the Mortgage Loan. No assurance can be given that any such mortgage, fraud or hazard insurance will adequately cover a loss suffered by the Company. Also during the accumulation period, the costs of financing the Mortgage Loans through reverse repurchase agreements and other borrowings and lines of credit with warehouse lenders could exceed the interest income on the Mortgage Loans. It may not be possible or economical for the Company to complete the securitization for all Mortgage Loans that the Company acquires, in which case the Company will continue to bear the risks of borrower defaults and special hazard losses.

  Protection Against Mortgage Loan Risks. It is anticipated that each Mortgage Loan purchased will have a commitment for mortgage pool insurance from a mortgage insurance company with a claims-paying ability in one of the two highest rating categories by either of the Rating Agencies. Mortgage pool insurance insures the payment of certain portions of the principal and interest on Mortgage Loans. In lieu of mortgage pool insurance, the Company may arrange for other forms of credit enhancement such as letters of credit, subordination of cash flows, corporate guaranties, establishment of reserve accounts or over-collateralization.

  It is expected that when the Company acquires Mortgage Loans, the seller will generally represent and warrant to the Company that there has been no fraud or misrepresentation during the origination of the Mortgage Loans and generally agree to repurchase any Mortgage Loan with respect to which there is fraud or misrepresentation. The Company will provide similar representations and warranties when the Company sells or pledges the Mortgage Loans as collateral for Mortgage Securities. If a Mortgage Loan becomes delinquent and the pool insurer is able to prove that there was a fraud or misrepresentation in connection with the origination of the Mortgage Loan, the pool insurer will not be liable for the portion of the loss attributable to such fraud or misrepresentation. Although the Company will generally have recourse to the seller based on the seller's representations and warranties to the Company, the Company will generally be at risk for loss to the extent the seller does not perform its repurchase obligations.


MANAGEMENT POLICIES AND PROGRAMS

 Asset Acquisition Policy

  The Company will only acquire those Mortgage Assets that are consistent with the Company's balance sheet guidelines and risk management objectives. Since the intention of the Company is generally to hold its Mortgage

Assets until maturity, the Company will generally not seek to acquire Mortgage Assets with investment returns that are attractive only in a limited range of scenarios. The Company believes that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, the Company will seek to acquire Mortgage Assets that it believes will provide competitive returns over a broad range of interest rate and prepayment scenarios.

  The Company will acquire Mortgage Assets that it believes will maximize returns on capital invested, after considering (i) the amount and nature of the anticipated cash flow from the Mortgage Assets, (ii) the Company's ability to pledge Mortgage Assets to secure collateralized borrowings, (iii) the increase in the Company's capital requirement determined by the Company's Capital and Leverage Policy resulting from the purchase and financing of Mortgage Assets,
(iv) the costs of financing, hedging, managing, securitizing and reserving for Mortgage Assets, and (v) the Company's credit risk management policy. Prior to acquisition of a Mortgage Asset, potential returns on capital employed are assessed over the life of the Mortgage Asset and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios.

  The Company will also give consideration to balance sheet management and risk diversification issues. A specific Mortgage Asset that is being evaluated for potential acquisition is deemed more or less valuable to the Company to the extent it serves to increase or decrease certain interest rate or prepayment risks that may exist in the balance sheet, to diversify or concentrate credit risk, and to meet the cash flow and liquidity objectives the Company may establish for the balance sheet from time to time. The Company will evaluate the addition of a potential Mortgage Asset and its associated borrowings and hedges to the balance sheet and the impact that the potential Mortgage Asset would have on the risk in, and returns generated by, the Company's balance sheet as a whole over a variety of scenarios.

  The Company will focus primarily on the acquisition of adjustable-rate Mortgage Assets. However, the Company may purchase fixed-rate Mortgage Assets should the potential returns on capital invested, after hedging and all other costs, exceed the returns available from other Mortgage Assets or if the purchase of such Mortgage Assets would serve to reduce or diversify the risks of the Company's balance sheet.

  The Company may also purchase the stock of other mortgage REITs or similar companies when it believes that such purchase will yield relatively attractive returns on capital employed.

  The Company generally intends to hold Mortgage Assets to maturity. In addition, the REIT Provisions of the Code limit in certain respects the ability of the Company to sell Mortgage Assets. The Company may decide to sell Mortgage Assets from time to time, for a number of reasons, including, without limitation, to dispose of a Mortgage Asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of Mortgage Asset for another to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, and generally to restructure the balance sheet when the Company deems such action advisable.

  As a requirement for maintaining REIT status, the Company must distribute to stockholders annually aggregate dividends equaling at least 95% of its Taxable Income. The Company will make additional distributions of capital when the return expectations of the stockholders (as expressed principally by the effective dividend yield of its Common Stock) appear to exceed returns potentially available to the Company through making new investments in Mortgage Assets. Subject to the limitations of applicable securities and state laws, the Company can distribute capital by making purchases of its own Common Stock, through paying down or repurchasing any outstanding uncollateralized debt obligations, or through increasing the Company's dividend to include a return of capital.

 Capital and Leverage Policy

  General. The Company's goal is to strike a balance between under-utilization of leverage, which reduces potential returns to stockholders, and over-utilization of callable leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. As described below, the Company has implemented a Capital and Leverage Policy that establishes the Company's Capital Base Ratio, a target Capital

Base Ratio and a minimum Capital Base Ratio. In this way, the use of callable balance sheet leverage can be better controlled.

  Capital Base Ratio. The Capital Base Ratio of the Company is equal to the difference between the market value of total assets and the book value of total collateralized borrowings divided by the market value of total assets. The Capital Base Ratio, as so defined, represents the total of the Company's Common Stock, preferred stock, unsecured non-callable debt and other forms of non-callable capital as a percentage of total assets on a marked-to-market basis.

  Current target and minimum Capital Base Ratio. At December 31, 1997, the Board of Directors had set the Target Capital Base Ratio at 10% and the Minimum Capital Base Ratio at 8%.

  Implementation. The Company generally seeks to maintain its actual Capital Base Ratio at a level equal to the target Capital Base Ratio. This percentage will fluctuate over time as the composition of the balance sheet changes, haircut levels required by lenders change and the market value of the Mortgage Assets change.

  Limitations on the Acquisition of Mortgage Assets. The Capital and Leverage Policy prohibits the Company from acquiring net additional Mortgage Assets during periods when the actual Capital Base Ratio of the Company is less than the minimum Capital Ratio (except when such asset acquisitions may be necessary to maintain REIT status or the Company's exemption from the Investment Company
Act). In addition, if the actual Capital Base Ratio falls below the minimum Capital Base Ratio, the Manager is required to submit to the Company's Board of Directors a plan designed to bring the Company back to its target Capital Base Ratio. It is anticipated that in many circumstances this goal will be achieved over time without active management through the natural process of mortgage principal repayments and increases in the market values of Mortgage Assets as their coupon rates adjust upwards to market levels.

  The Company anticipates that the actual Capital Base Ratio is likely temporarily to exceed the target Capital Base Ratio during periods following new capital market offerings and during periods of falling interest rates and that the actual Capital Base Ratio is likely to fall below the target Capital Base Ratio during periods of rising interest rates.

  Liquidity Considerations. The Company's collateralized lenders generally require the Company to maintain an over-collateralization amount, or "haircut" for each secured borrowing. The haircut for each Mortgage Asset is determined by the lender based on the risk characteristics and liquidity of the particular Mortgage Asset. Haircut levels on individual borrowings generally range from 3% for Agency Certificates to 20% for certain Privately Issued Certificates, and are likely to average between 3% and 10% for the Company as a whole. Should the market value of the pledged Mortgage Assets decline, the Company will be required to deliver additional collateral to the lenders in order to maintain a constant over-collateralization level on its borrowings.

  The Company's Board of Directors will review on a periodic basis various analyses by the Manager of the risks inherent in the Company's investment portfolio and capital structure including an analysis of the effects of various scenarios on the Company's net cash flows, earnings, dividends, liquidity and net market value. Should the Company's Board of Directors determine that the target and minimum Capital Base Ratios set by the Capital and Leverage Policy are either too low or too high, the Board of Directors will raise or lower the capital requirement accordingly.

  The Company's Collateralized Borrowings. Pursuant to the Company's overall business strategy, a substantial portion of the Company's collateralized borrowings are short-term or adjustable-rate. The Company's collateralized borrowings currently are primarily reverse repurchase agreements, but in the future may also be obtained through loan agreements, warehouse lines of credit, Dollar-Roll Agreements, and other credit facilities with institutional lenders and issuance of debt securities such as commercial paper, secured medium-term notes and CMOs. The Company intends to enter into collateralized financing transactions only with institutions that it believes are sound credit risks and to follow other internal policies designed to limit its credit and other exposure to financing institutions. The Company will only enter into repurchase agreement transactions with counter-parties rated investment grade by a nationally recognized rating service.

  The Company anticipates that, upon repayment of each collateralized borrowing in the form of a reverse repurchase agreement, the collateral will immediately be used for borrowing in the form of a new reverse repurchase agreement. The Company will enter into reverse repurchase agreements primarily with national broker-dealers, commercial banks and other lenders that typically offer such financing. The Company will enter into collateralized borrowings only with financial institutions meeting credit standards approved by the Company's Board of Directors, including a majority of Unaffiliated Directors, and will monitor the financial condition of such institutions on a regular basis.

  A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which the Company effectively pledges its Mortgage Assets as collateral to secure a short-term loan. Generally, the other party to the agreement will make the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and, correspondingly, receives back its collateral. While used as such collateral, Mortgage Assets continue to pay principal and interest that inure to the benefit of the Company. In the event of the insolvency or bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which would be, among other things, to allow the creditor under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted under applicable insolvency laws, to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as one of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company.

  The Company expects that substantially all of its collateralized borrowing agreements will require the Company to deposit additional collateral in the event the market value of existing collateral declines, which may require the Company to sell Mortgage Assets to reduce the borrowings. The Company's liquidity management policy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in market value of its Mortgage Assets, as described above. However, a major disruption of the reverse repurchase or other market relied on by the Company for short-term borrowings would have a material adverse effect on the Company unless the Company were able to arrange alternative sources of financing on comparable terms.


Credit Risk Management Policy

  The Company will review credit risk and other risks of loss associated with each investment. In addition, the Company will seek to diversify the Company's portfolio of Mortgage Assets to avoid undue geographic, insurer, industry and certain other types of concentrations.

  With respect to its Mortgage Securities, the Company will be exposed to various levels of credit and special hazard risk, depending on the nature of the underlying Mortgage Assets and the nature level of credit enhancements supporting such securities. Each of the Mortgage Assets acquired by the Company will have some degree of protection from normal credit losses. Agency Certificates are covered by credit protection in the form of a 100% guarantee from a government sponsored entity (Fannie Mae, FHLMC or GNMA). Privately Issued Certificates represent interests in pools of residential mortgage loans with partial credit enhancement. Credit loss protection for Privately Issued Certificates is achieved through the subordination of other interests in the pool to the interest held by the Company, through pool insurance or through other means. The degree of credit protection varies substantially among Privately Issued Certificates.

  The Company anticipates that at least 50% of the Company's total Mortgage Assets will be Agency Certificates or carry a AAA or have a comparable rating from one of the Rating Agencies. The Company further anticipates that at least 75% of the Company's total Mortgage Assets will be comprised of Agency Certificates or have at least an A rating from one of the Rating Agencies. The Company anticipates that Other Mortgage Assets will not constitute more than 25% of the Mortgage Asset portfolio's value; such investments will not be made by the Company unless they are determined by the Manager to be of comparable quality to a High Quality Mortgage Security. The Company intends to structure its portfolio to maintain a minimum weighted average rating (including the Manager's deemed comparable ratings for unrated Mortgage Assets based on a comparison to rated Mortgage Securities with like characteristics) of at least AA (or a comparable rating) by at least one of the Rating Agencies. However, there can be no assurance that such structure will be achieved and the Company is not obligated to liquidate any assets to achieve its desired weighted average rating.

  The Company will review the quality of the Mortgage Loans at the time of acquisition and on an ongoing basis. During the time it holds Mortgage Loans, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. However, the Company will generally obtain credit enhancements such as mortgage pool or special hazard insurance for its Mortgage Loans, and individual Mortgage Loans may be covered by FHA insurance, VA guarantees or private mortgage insurance and, to the extent securitized into Agency Certificates, by such government sponsored entity obligations or guarantees.

  Compliance with the credit risk management policy guidelines shall be determined at the time of purchase of Mortgage Assets (based on the most recent valuation utilized by the Company) and will not be affected by events subsequent to such purchase, including, without limitation, changes in characterization, value or rating of any specific Mortgage Assets or economic conditions or events generally affecting any Mortgage Assets of the type held by the Company.


Asset/Liability Management Policies

  Interest Rate Risk Management Policy. To the extent consistent with its election to qualify as a REIT, the Company will follow an interest rate risk management policy intended to mitigate the negative effects of major interest rate changes. The Company intends to minimize its interest rate risk from collateralized borrowings by attempting to match the maturity of its secured debts to the interest rate adjustment periods on its Mortgage Assets. Under normal market conditions, the Company will attempt to keep the difference between the weighted average time to "reset" on its Mortgage Assets to the weighted average time to reset on its secured debts to 90 days or less, taking into account all hedging transactions, although there can be no assurance that the Company will be able to limit such "reset" periods. This policy will be reviewed by the Company's Board of Directors if the Company incurs long-term non-callable borrowings and as market conditions change. In addition to "reset" periods, the Company also intends to manage differences in interest rate indices between its Mortgage Assets and borrowings.

  The Company's interest rate risk management policy is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on its Mortgage Assets and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate Mortgage Assets and related borrowings. The Company's anticipates being able to adjust the average maturity period of such borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, the Company will seek to minimize any differences between interest rate adjustment periods of adjustable-rate Mortgage Assets and related borrowings that may occur.

  In general, the Company intends to mitigate lifetime cap risk associated with its adjustable-rate Mortgage Assets. The policy is to attempt to limit the effective interest rate on substantially all of the Company's secured liabilities as a whole to a rate equal to the weighted average lifetime cap of its adjustable-rate Mortgage Assets. Under current market conditions, the Company does not intend to enter into transactions to mitigate its periodic cap risk. The Company will manage this risk through its leverage and asset/liability policies.

  The Company intends to purchase from time to time interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable-rate liabilities increasing at a faster rate than the earnings on its Mortgage Assets during a period of rising rates. In this way, the Company intends generally to hedge as much of the interest rate risk as is in its best interests, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT. This determination may result in the Company bearing a level of interest rate risk that could otherwise be hedged when the Company believes, based on all relevant facts, that bearing such risk is advisable. The Company may also, to the extent consistent with its compliance with the REIT Provisions of the Code and Maryland law, utilize financial futures contracts, options and forward contracts as a hedge against future interest rate changes. The Company will not invest in financial futures contracts or options thereon that would cause the Manager or the Company to have to register under the Commodities Exchange Act. The Company's hedging strategy may lower the earnings and dividends of the Company in the short-term in order to further the objective of maintaining competitive levels of earnings and dividends over the long-term. The Company does not intend to hedge for speculative purposes.

  The Company may elect to conduct a portion of its hedging operations through one or more subsidiary corporations that would not be a Qualified REIT Subsidiary and would be subject to federal and state income taxes. In order to comply with the nature of asset tests applicable to the Company as a REIT, the value of the securities of any such subsidiary held by the Company must be limited to less than 5% of the value of the Company's total Mortgage Assets as of the end of each calendar quarter and no more than 10% of the voting securities of any such subsidiary may be owned by the Company. A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to the Company and its other stockholders. Any dividend income received by the Company from any such taxable subsidiary (combined with all other income generated from the Company's Mortgage Assets, other than Qualified REIT Real Estate Assets) must not exceed 25% of the gross income of the Company. A recent legislative proposal, if enacted, would amend these rules in a way which would adversely affect the ability of the Company to conduct hedging operations through subsidiary corporations. See "Federal Income Tax Consequences-Recent Proposed Legislation".

  Prepayment Risk Management Policy. The Company will seek to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage Assets with prepayment prohibitions and penalties, investing in certain Mortgage Security structures that have prepayment protections, and balancing Mortgage Assets purchased at a premium with Mortgage Assets purchased at a discount. The Company intends to invest in Mortgage Assets that on a portfolio basis do not have significant purchase price premiums. Under normal market conditions, the Company will seek to keep the aggregate capitalized purchase premium of the portfolio to 3% or less. In addition, the Company may in the future purchase Principal Only Derivatives to a limited extent as a hedge against prepayment risks. Prepayment risk is monitored by the Manager and the Company's Board of Directors through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flows and net balance sheet market value.

  The Company believes that it has developed a cost-effective asset/liability management program to mitigate interest rate and prepayment risks. However, no strategy can completely insulate the Company from interest rate changes, prepayment risks and defaults by Counter-parties. Further, as noted above, certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest and prepayment risks. The Company will monitor carefully, and may have to limit, its asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging Mortgage Assets having excess value in relation to total Mortgage Assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks.


MORTGAGE LOAN SECURITIZATION TECHNIQUES

  The Company may seek to contract with conduits, financial institutions, mortgage bankers, investment banks and others to purchase Mortgage Loans that they are originating. The Company anticipates that it will have sufficient purchasing power in some circumstances to induce origination firms to originate Mortgage Loans to the Company's specifications. The Company intends to enhance the value and liquidity of all the Mortgage Loans it acquires by securitizing the Mortgage Loans into Mortgage Securities in the manner which will best meet its own needs.

  In addition to creating Mortgage Securities from the Mortgage Loans in its portfolio, the Company may also from time to time "re-securitize" portions of its Mortgage Securities portfolio. In a resecuritization transaction, Mortgage Securities rather than Mortgage Loans are used as collateral to create new Mortgage Securities.

  The Company may conduct its securitization activities through one or more taxable or Qualified REIT Subsidiaries formed for such purpose. The Company does not intend to conduct its securitization activities through the Manager or the Manager's Affiliates.


OTHER POLICIES

  The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act. The Company does not currently intend to (i) originate Mortgage Loans or (ii) offer securities in exchange for real property.


FUTURE REVISIONS IN POLICIES AND STRATEGIES

  The Company's Board of Directors has established the investment policies, the operating policies and the strategies set forth in this report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors (including a majority of the Unaffiliated Directors) determines that such modification or waiver is in the best interests of stockholders. Among other factors, developments in the market that affect the policies and strategies mentioned herein or which change the Company's assessment of the market may cause the Company's Board of Directors to revise its policies and strategies. However, if such modification or waiver relates to the relationship of, or any transaction between, the Company and the Manager or any Affiliate of the Manager, the approval of a majority of the Unaffiliated Directors is also required.


                        FEDERAL INCOME TAX CONSEQUENCES

  The following discussion summarizes certain federal income tax consequences for the Company. This discussion is based on current law. The following discussion is not exhaustive of all possible tax considerations. It does not give a detailed discussion of any state, local or foreign tax considerations, nor does it discuss all of the aspects of federal, state, local or foreign income taxation that may be relevant to a stockholder of the Company in light of such stockholder's particular circumstances.

  Each prospective purchaser of Common Stock of the Company is urged to consult with his own tax advisor regarding the specific consequences to him of the purchase, ownership and sale of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.


GENERAL

  The Code provides special tax treatment for organizations that qualify and elect to be taxed as REITs. In brief, if certain detailed conditions imposed by the Code are met, entities that invest primarily in real estate assets, including Mortgage Loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their stockholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles. A qualifying REIT, however, may be subject to certain excise and other taxes, as well as normal corporate tax, on Taxable Income that is not currently distributed to its stockholders.

  The Company plans to make an election to be taxed as a REIT under the Code commencing with its taxable year ending December 31, 1997. There can be no assurance, however, that all qualification requirements for such treatment will be met.

  In the event that the Company does not qualify as a REIT in any year, it will be subject to federal income tax as a domestic corporation and its stockholders will be taxed in the same manner as stockholders of ordinary corporations. To the extent that the Company would, as a consequence, be subject to potentially significant tax liabilities, the amount of earnings and cash available for distribution to its stockholders would be reduced.


REQUIREMENTS FOR QUALIFICATION AS A REIT

  To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests. A detailed discussion of the requirements for qualification as a REIT are incorporated herein by reference to "Federal Income Tax Consequences" section from the Prospectus included in the Registration Statement, as amended, on Form S-11 (333-36069) filed by the Registrant. A brief summary of requirements for qualification as a REIT are described immediately below.

  Stock Ownership Tests. The capital stock of the Company must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Tax-Exempt Entities, other than private foundations and certain unemployment compensation trusts, are generally not treated as individuals for these purposes. The stock ownership requirements must be satisfied in the Company's second taxable year and in each subsequent taxable year.

  Asset Tests. The Company must generally meet the following asset tests at the close of each quarter of each taxable year. At least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, U.S. Government securities, cash and cash items (the "75% Asset Test"). The value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

  Income Tests. The Company must generally meet certain gross income tests for each taxable year. At least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or Qualified Temporary Investment Income (the "75% Gross Income Test"). At least 95% of the Company's gross income for each taxable year must be derived form sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

  Dividend Distribution Requirements. The Company must generally distribute to its stockholders an amount equal to at least 95% of the Company's taxable income before deductions of dividends paid and excluding net capital gains. The Company has until the end of the fiscal year to pay the dividends out to shareholders and is permitted to offer a special dividend in order to meet the 95% requirement.


TERMINATION OR REVOCATION OF REIT STATUS

  The Company's election to be treated as a REIT will be terminated automatically if it fails to meet the requirements. In that event, the Company will not be eligible again to elect REIT status until the fifth taxable year that begins after the year for which its election was terminated unless all of the following relief provisions apply: (i) the Company did not willfully fail to file a timely return with respect to the termination taxable year; (ii) inclusion of incorrect information in such return was not due to fraud with intent to evade tax; and (iii) the Company establishes that failure to meet requirements was due to reasonable cause and not willful neglect. The

Company may also voluntarily revoke its election, although it has no intention of doing so, in which event it will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

  If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders of the Company with respect to any year in which it fails to qualify as a REIT would not be deductible by the Company nor would they be required to be made. Failure to qualify as a REIT would result in the Company's reduction of its distributions to stockholders in order to pay the resulting taxes. If, after forfeiting REIT status, the Company later qualifies and elects to be taxed as a REIT again, the Company could face significant adverse tax consequences.


TAXATION OF THE COMPANY

  In any year in which the Company qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its Taxable Income or net capital gain which is distributed to its stockholders. The Company will, however, be subject to tax at normal corporate rates upon any Net Income or net capital gain not distributed. The Company intends to distribute substantially all of its Taxable Income to its stockholders on a pro rata basis in each year.

  In addition, the Company will also be subject to a tax of 100% of net income from any prohibited transaction and will be subject to a 100% tax on the amount by which it fails either the 75% or 95% of Income Tests, reduced by approximated expenses, if the failure to satisfy such tests is due to reasonable cause and not willful neglect and if certain other requirements are met. The Company may be subject to the alternative minimum tax on certain items of tax preference.

  The Company may securitize Mortgage Loans and sell such Mortgage Securities through a taxable subsidiary. However, if the Company itself were to sell such Mortgage Securities on a regular basis, there is a substantial risk that they would be deemed Dealer Property and that all of the profits from such sales would be subject to tax at the rate of 100% as income from Prohibited Transactions. The Company therefore, intends to make any such sales through a taxable subsidiary. The taxable subsidiary will form mortgage pools and create mortgage-backed securities. See "--Taxable Subsidiaries" below. The taxable subsidiary will not be subject to this 100% tax on income from Prohibited Transactions, which is only applicable to REITs.

  The Company may elect to retain and pay income tax on all or a portion of its net long-term capital gains for any taxable year, in which case the Company's stockholders would include in their income as long-term capital gains their proportionate share of such undistributed capital gains. The stockholders would be treated as having paid their proportionate share of the capital gains tax paid by the Company, which amounts would be credited or refunded to the stockholders.

  The Company will also be subject to a nondeductible 4% excise tax if it fails to make timely dividend distributions for each calendar year. See "-- Requirements for Qualification as a REIT--Dividend Distribution Requirements" above. The Company intends to declare its fourth regular annual dividend during the final quarter of the year and to make such dividend distribution no later than 31 days after the end of the year in order to avoid imposition of the excise tax. Such a distribution would be taxed to the stockholders in the year that the distribution was declared, not in the year paid. Imposition of the excise tax on the Company would reduce the amount of cash available for distribution to its stockholders.


TAXABLE SUBSIDIARIES

  The Company may, in the future, cause the creation and sale of Mortgage Securities through a taxable corporation. The Company and one or more persons or entities will own all of the capital stock of that taxable corporation, sometimes referred to as a "taxable subsidiary." In order to ensure that the Company will not violate the prohibition on ownership of more than 10% of the voting stock of a single issuer and the prohibition on investing more than 5% of the value of its assets in the stock or securities of a single issuer, the Company will own only shares of nonvoting preferred stock of that taxable subsidiary corporation and will not own any of the taxable subsidiary's common stock. The Company will monitor the value of its investment in the taxable subsidiary on a quarterly basis to limit the risk of violating any of the tests that comprise the 25% of Assets Test. In addition, the dividends that the taxable subsidiary pays to the Company will not qualify as income from Qualified REIT Real Estate Assets for purposes of the 75% of Income Test, and in all events would have to be limited, along with the Company's other interest, dividends, gains on the sale of securities, hedging income, and other income not derived from Qualified REIT Real Estate Assets to less than 25% of the Company's gross revenues in each year. The taxable subsidiary will not elect REIT status, will be subject to income taxation on its net earnings and will generally be able to distribute only its net after-tax earnings to its stockholders, including the Company, as dividend distributions. If the taxable subsidiary creates a taxable mortgage pool, such pool itself will constitute a separate taxable subsidiary of the taxable subsidiary. The taxable subsidiary would be unable to offset the income derived from such a taxable mortgage pool with losses derived from any other activities. The Company's ability to establish and maintain taxable subsidiaries may be adversely affected by a recent legislative proposal. See "Recent Proposed Legislation" below.


TAXATION OF STOCKHOLDERS

  For any taxable year in which the Company is treated as a REIT for federal income purposes, amounts distributed by the Company to its stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless properly designated by it as capital gain dividends. In the latter case, the distributions will be taxable to the stockholders as long-term capital gains.

  Distributions of the Company will not be eligible for the dividends received deduction for corporations. Stockholders may not deduct any net operating losses or capital losses of the Company.

  Any loss on the sale or exchange of shares of the Common Stock held by a stockholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the Common Stock held by such stockholders.

  If the Company makes distributions to its stockholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of the Company's stock.

  The Company does not expect to acquire Residual interests issued by REMICs. Such Residual interests, if acquired by a REIT, may generate excess inclusion income. Excess inclusion income cannot be offset by net operating losses of a stockholder. If the stockholder is a Tax-Exempt Entity, the excess inclusion income is fully taxable as UBTI. If allocated to a Foreign Holder, the excess inclusion income is subject to federal income tax withholding without reduction pursuant to any otherwise applicable tax treaty. Potential investors, and in particular Tax-Exempt Entities, are urged to consult with their tax advisors concerning this issue.

  The Company generally finances the acquisition of Mortgage Assets by entering into reverse repurchase agreements, which are essentially loans secured by the Company's Mortgage Assets. The Company may seek to enter into master repurchase agreements with secured lenders known as "counter-parties." Typically, such master repurchase agreements have cross-collateralization provisions that afford the counter-party the right to foreclose on the Mortgage Assets pledged as collateral. If the Service were to successfully take the position that the cross-collateralization provisions of the master repurchase agreements result in the Company having issued debt instruments (the reverse repurchase agreements) with differing maturity dates secured by a pool of Mortgage Loans, a portion of its income could be characterized as "excess inclusion income."

  The Company will notify stockholders after the close of the Company's taxable year as to the portions of the distributions which constitute ordinary income, return of capital and capital gain. Dividends and distributions declared in the last quarter of any year payable to stockholders of record on a specified date in such month may be deemed to have been received by the stockholders and paid by the Company on December 31 of the record year, provided that such dividends are paid before February 1 of the following year.


TAXATION OF TAX-EXEMPT ENTITIES

  In general, a Tax-Exempt Entity that is a stockholder of the Company is not subject to tax on distributions. The Service has ruled that amounts distributed by a REIT to an exempt employees' pension trust do not constitute UBTI and thus should be nontaxable to such a Tax-Exempt Entity. Based on that ruling, but subject to the discussion of excess inclusion income set forth under "-- Taxation of Stockholders" above, indebtedness incurred by the Company in connection with the acquisition of real estate assets such as Mortgage Loans will not cause dividends of the Company paid to a stockholder that is a Tax-Exempt Entity to be UBTI. However, if a Tax-Exempt Entity has financed the acquisition of any of its stock in the Company with "acquisition indebtedness" within the meaning of the Code, distributions on such stock could be treated as UBTI. Under certain conditions, if a tax-exempt employee pension or profit sharing trust were to acquire more than 10% of the Company's stock, a portion of the dividends on such stock could be treated as UBTI.

  For social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code Sections 501(c)(7), (c)(9), (c)(17) and
(c)(20), respectively, income from an investment in the Company will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated by its investment in the Company. Such entities should review Code Section 512(a)(3) and should consult their own tax advisors concerning these "set aside" and reserve requirements.


STATE AND LOCAL TAXES

  The Company and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal income tax consequences discussed above. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Common Stock.


CERTAIN UNITED STATES FEDERAL INCOME TAX CONSEQUENCES APPLICABLE TO FOREIGN HOLDERS

  The following discussion summarizes certain United States tax consequences of the acquisition, ownership and disposition of the Common Stock by a purchaser of the Common Stock that, for United States income tax purposes, is not a "United States Holder" (a "Foreign Holder"). For purposes of discussion, a United States Holder means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof (unless, in the case of a partnership, the Service provides otherwise by regulations); an estate whose income is includable in gross income for United States income tax purposes regardless of its source; or, a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust. This discussion does not consider any specific facts or circumstances that may apply to a particular Foreign Holder. Prospective investors are urged to consult their tax advisors regarding the United States tax consequences of acquiring, holding and disposing of Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

  Dividends. Dividends paid by the Company out of earnings and profits, as determined for United States income tax purposes, to a Foreign Holder will generally be subject to withholding of United States federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business conducted by the Foreign Holder. A Foreign Holder eligible for a reduction in withholding under an applicable treaty must so notify the Company by completing the appropriate IRS form. Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his Common Stock, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the Company's earnings and profits (which, under most circumstances, will correspond to the Company's Net Income before the deduction for dividends paid), the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Foreign Holder's United States tax liability if the Company subsequently determines that such distribution was, in fact, in excess of the earnings and profits of the Company. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Foreign Holder, the dividend received by such holder will be subject to the United States federal income tax on net income that applies to United States persons generally (and, in addition with respect to foreign corporate holders and under certain circumstances, the 30% branch profits tax).

  For any year in which the Company qualifies as a REIT, distributions to a Foreign Holder that are attributable to gain from the sales or exchanges by the Company of "United States real property interests" will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption. The Company is required to withhold 35% of any distribution that could be designated by the Company as a capital gains dividend. This amount may be credited against the Foreign Holder's FIRPTA tax liability.

  Gain on Disposition. A Foreign Holder will generally not be subject to United States federal income tax on gain recognized on a sale or other disposition of the Common Stock unless (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Foreign Holder, (ii) in the case of a Foreign Holder who is a nonresident alien individual and holds the Common Stock as a capital asset, such holder is present in the United States for 183 or more days (computed in part by reference to days present in the two prior years) in the taxable year and certain other requirements are met, or (iii) the Foreign Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a United States Holder will be subject to the United States federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Foreign Holders should consult applicable treaties, which may provide for different rules.

  Gain recognized by a Foreign Holder upon a sale of its Common Stock will generally not be subject to tax under FIRPTA if the Company is a "domestically controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-U.S. persons. Because only a minority of the Company's stockholders are expected to be Foreign Holders, the Company anticipates that it will qualify as a "domestically controlled REIT." Accordingly, a Foreign Holder should not be subject to U.S. tax from gains recognized upon disposition of the Common Stock. However, because the Common Stock is publicly traded, no assurance can be given that the Company will continue to be a "domestically controlled REIT."

  Information Reporting and Backup Withholding. Under temporary United States Treasury regulations, United States information reporting requirements and backup withholding tax will generally not apply to dividends paid on the Common Stock to a Foreign Holder at an address outside the United States. Payments by a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding at a rate of 31% and information reporting unless the holder certifies its Foreign Holder status under penalties of perjury or otherwise establishes an exemption. Information reporting requirements (but not backup withholding) will also apply to payments of the proceeds of sales of the Common Stock by foreign offices of United States brokers, or foreign brokers with certain types of relationships to the United States, unless the broker has documentary evidence in its records that the holder is a Foreign Holder and certain other conditions are met, or the holder otherwise establishes an exemption.

  Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules will be refunded or credited against the Foreign Holder's United States federal income tax liability, provided that the required information is furnished to the Service.

  These information reporting and backup withholding rules are under review by the United States Treasury and their application to the Common Stock could be changed by future regulations.


RECENT TAX LEGISLATION

  On August 5, 1997, President Clinton signed into law the Taxpayer Relief Act of 1997 (the "1997 Act"). Effective for taxable years beginning after the date of the enactment of the 1997 Act, the 1997 Act, among other things, (i) extends the current two-year period during which property acquired at or in lieu of foreclosure of the mortgage secured by such property (or as a result of a default under a lease of such property) may be treated as Foreclosure Property to the close of the third taxable year following the taxable year during which such property was acquired, (ii) expands the types of interest rate hedges that may be treated as Qualified Hedges, and (iii) reduces the maximum federal long-term capital gains rate applicable to individuals to 20%.


RECENT PROPOSED LEGISLATION

  The Clinton Administration has recently released a description of a proposed legislative changes which, if enacted, will adversely affect the ability of the Company to establish and maintain taxable subsidiaries. Under the Clinton proposal, the 25% of Assets Test would be amended to prohibit a REIT from owning more than 10 percent of the stock of a taxable corporation, measured either by vote or by value, rather than more than 10 percent of the voting stock of a taxable corporation as under current law. If this proposal is adopted, the Company will be unable to establish taxable subsidiaries through which to engage in non-qualifying activities, such as the holding of property primarily for sale in the ordinary course of business or certain hedging activities. It is impossible to predict at this time whether the Clinton proposal, or some other proposal which would similarly affect the Company's ability to utilize taxable subsidiaries, will ultimately be adopted.


                              ERISA CONSIDERATIONS

  In considering an investment in the Common Stock, a fiduciary of a profit-sharing, pension stock bonus plan or individual retirement account ("IRA"), including a plan for self-employed individuals and their employees or any other employee benefit plan subject to Prohibited Transaction provisions of the Code or the fiduciary responsibility provisions of ERISA (an "ERISA Plan") should consider (a) whether the ownership of Common Stock is in accordance with the documents and instruments governing such ERISA Plan, (b) whether the ownership of Common Stock is consistent with the fiduciary's responsibilities and satisfies the requirements of Part 4 of Subtitle B of Title I of ERISA (where applicable) and, in particular, the diversification, prudence and liquidity requirements of Section 404 of ERISA, (c) ERISA's prohibitions in improper delegation of control over, or responsibility for, "plan assets" and ERISA's imposition of co-fiduciary liability on a fiduciary who participates in, permits (by action or inaction) the occurrence of, or fails to remedy a known breach of duty by another fiduciary and (d) the need to value the assets of the ERISA Plan annually.

  In regard to the "plan assets" issue noted in clause (c) above, Counsel is of the opinion that, the Common Stock should qualify as a "publicly offered security," and, therefore, the acquisition of such Common Stock by ERISA Plans should not cause the Company's assets to be treated as assets of such investing ERISA Plans for purposes of the fiduciary responsibility provisions of ERISA or the prohibited transaction provisions of the Code. Fiduciaries of ERISA Plans and IRAs should consult with and rely upon their own advisors in evaluating the consequences under the fiduciary provisions of ERISA and the Code of an investment in Common Stock in light of their own circumstances.

                                  COMPETITION

  The Company believes that the principal competition in the business of acquiring and holding Mortgage Assets are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. The Company anticipates that it will be able to compete effectively and generate competitive rates of return for stockholders due to the Manager's experience in managing mortgage capital, access to and experience in secondary mortgage markets, relative freedom to securitize its Mortgage Assets, relatively low level of operating costs, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status.

                                   EMPLOYEES

  As of December 31, 1997, the Company had no employees. TCW Investment Management Company (the "Manager") manages the day to day operations of the Company, subject to the direction and oversight of the Company's Board of Directors and under the terms of a Management Agreement discussed below.


THE MANAGEMENT AGREEMENT

  At the closing of the initial public offering, the Company entered into a Management Agreement with the Manager for an initial two-year term expiring on December 31, 1999. The Manager is primarily involved in two activities: (i) asset/liability management--acquisition, financing, hedging, management and disposition of Mortgage Assets, including credit and prepayment risk management; and (ii) capital management--oversight of the Company's structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of Mortgage Assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company's Mortgage Assets and provides certain administrative and managerial services in connection with the operation of the Company. The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company's Board of Directors. The Manager is required to prepare regular reports for the Company's Board of Directors that will review the Company's acquisitions of Mortgage Assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company's Board of Directors.

  At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors and will have only such functions and authority as the Company may delegate to it. The Manager is responsible for the day-to-day operations of the Company and the Company anticipates that the Manager will perform such services and activities relating to the Mortgage Assets and operations of the Company as may be appropriate, including:

     (i) serving as the Company's consultant with respect to formulation of investment criteria and preparation of policy guidelines by the Company's Board of Directors;

     (ii) assisting the Company in developing criteria for Mortgage Asset purchase commitments that are specifically tailored to the Company's long-term investment objectives and making available to the Company its knowledge and experience with respect to Mortgage Assets;

     (iii) representing the Company in connection with the purchase and commitment to purchase or sell Mortgage Assets, including the accumulation of Mortgage Loans for securitization and the incurrence of debt;

     (iv) arranging for the issuance of Mortgage Securities from a pool of Mortgage Loans;

     (v) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

     (vi) monitoring and providing to the Company's Board of Directors on an ongoing basis price information and other data, obtained from certain nationally recognized dealers that maintain markets in Mortgage Assets identified by the Board of Directors from time to time, and providing data and advice to the Board of Directors in connection with the identification of such dealers;

     (vii) investing or reinvesting any money of the Company in accordance with its policies and procedures;

     (viii) providing the executive and administrative personnel, office space and services required in rendering services to the Company;

     (ix) administering the day-to-day operations of the Company and performing and supervising the performance of such other administrative functions necessary in the management of the Company as may be agreed upon by the Manager and the Company's Board of Directors, including the collection of revenues and the payment of the Company's debts and obligations and maintenance of appropriate computer systems to perform such administrative functions;

     (x) providing the Company with general data processing, legal and administrative services to the extent required to implement the business strategy of the Company;

     (xi) counseling the Company in connection with policy decisions made by the Board of Directors;

     (xii) communicating on behalf of the Company with the holders of the equity and debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies and to maintain effective relations with such holders;

     (xiii) evaluating and recommending hedging strategies to the Company's Board of Directors and, upon approval by the Board of Directors, engaging in hedging activities on behalf of the Company, consistent with the Company's status as a REIT;

     (xiv) supervising compliance with the REIT Provisions of the Code and maintenance of an exemption from the Investment Company Act;

     (xv) qualifying and causing the Company to qualify to do business in all applicable jurisdictions;

     (xvi) causing the Company to retain qualified accountants and tax experts to assist in developing appropriate accounting procedures and testing systems and to conduct quarterly compliance reviews;

     (xvii) providing all actions necessary for compliance by the Company with all federal, state and local regulatory requirements applicable to the Company in respect of its business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Exchange Act;

     (xviii) providing all actions necessary to enable the Company to make required federal, state and local tax filings and reports and generally enable the Company to maintain its status as a REIT, including soliciting stockholders for required information to the extent provided in the REIT Provisions of the Code;

     (xix) performing such other services as may be required from time to time for management and other activities relating to the assets of the Company as the Board of Directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances; and

     (xx) complying with and using commercially reasonable efforts to cause the Company to comply with all applicable laws.

  Following the initial two-year term, the Management Agreement may be renewed for additional one-year terms at the discretion of the Unaffiliated Directors, unless previously terminated by the Company or the Manager upon written notice. Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee, which may be significant. The termination or non-renewal fee shall be equal to the fair market value of the Management Agreement without regard to the Company's termination right, as determined by an independent appraisal. The selection of the independent appraiser shall be subject to the approval of the Unaffiliated Directors. Neither the fair market value of the Management Agreement nor the various factors which the appraiser may find relevant in its determination of the fair market value can be determined at this time.

  The fair market value of the Management Agreement will be affected by significant variables, including (i) the historical management fees paid to the Manager, (ii) any projections of future management fees to be paid to the Manager determined by the independent appraiser, (iii) the relative valuations of agreements similar to the Management Agreement and (iv) other factors, all of which may be unrelated to the performance of the Manager.

  The Management Agreement may be assigned by the Manager to an Affiliate of TCW without the consent of the Company. The Management Agreement may be assigned to a non-Affiliate of TCW only with the approval of a majority of the Unaffiliated Directors.


MANAGER COMPENSATION

  The Manager will receive annual base management compensation based on the Average Net Invested Capital of the Company, payable monthly in arrears, equal to 3/4 of 1% of Average Net Invested Capital. The term "Average Net Invested Capital" means for any period (i) the arithmetic average of the sum of the gross proceeds of the offerings of its equity securities by the Company, after deducting any underwriting discounts and commissions and other expenses and costs relating to such offerings, plus the Company's retained earnings (taking into account any losses incurred) and any non-cash charges or reserves, including depreciation, mark-to-market adjustments and unrealized credit loss, computed by taking the average of such values at the end of each month during such period, plus (ii) any unsecured debt approved by the Unaffiliated Directors to be included in Average Net Invested Capital. Accordingly, incurring collateralized debt to finance specific investment purchases does not necessarily increase Average Net Invested Capital.

  The Manager shall also be entitled to receive as incentive compensation for each fiscal quarter, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. The incentive compensation calculation and payment will be made quarterly in arrears. The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For purposes of calculating the incentive compensation payable, the definition "Return on Equity" is not related to the actual distributions received by stockholders or to an individual investor's actual return on investment. For such calculations, the "Net Income" of the Company means the taxable income of the Company (including net capital gains, if any) before the Manager's incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with GAAP. A deduction for all of the Company's interest expenses for borrowed funds is taken into account in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period.

  The ability of the Company to achieve an annualized Return on Equity in excess of the Ten-Year U.S. Treasury Rate plus 1%, and of the Manager to earn the incentive compensation described in the preceding paragraph, is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within the Company's or the Manager's control. The Manager's base compensation shall be calculated by the Manager within 15 days after the end of each month, and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the base compensation within 30 days after the end of each month. The Manager shall compute the quarterly incentive compensation within 45 days after the end of each fiscal quarter, and the Company shall pay the incentive compensation with respect to each fiscal quarter within 15 days following the delivery to the Company of the Manager's written statement setting forth the computation of the incentive compensation for such quarter. The Company's Board of Directors shall review and approve the calculation of base and incentive compensations paid to the Manager quarterly, one quarter in arrears, during each scheduled quarterly Board of Directors meeting. Quarterly incentive compensation will be subject to an annual adjustment commencing in the second full year of the Company's operation. The Company believes that this compensation arrangement benefits its stockholders because it ties the Manager's compensation to Return on Equity and, in periods of low earnings, the Manager's incentive compensation is reduced or eliminated, thereby lowering the Company's operating expenses.


EXPENSES

  Subject to the limitations set forth below, the Company will generally pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement, incurred by the Manager under the Management Agreement. The operating expenses required to be borne by the Manager include the compensation of the Company's officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses that are paid by the Company will include (but not necessarily be limited to) the cost of money borrowed by the Company (including interest), taxes and license fees, issuance and transaction costs incident to the acquisition, disposition and financing of investments, costs related to hedging transactions, legal, investigatory, accounting and auditing fees and expenses, consultants' advisory services with respect to REIT and other compliance matters, the compensation and expenses of the Company's Unaffiliated Directors, the costs of making distributions and printing and mailing proxies and reports to stockholders, costs incurred by employees of the Manager for travel on behalf of the Company, costs incident to the issuance of Mortgage Securities, costs incident to the accumulation and servicing of Mortgage Loans, costs associated with any computer software or hardware that is used solely for the Company, costs to obtain liability insurance to indemnify the Manager, the Company's directors and officers and the Underwriters, the compensations and expenses of the Company's custodian, transfer agent and registrar, and any extraordinary or non-recurring costs or charges incurred by the Company, if any. The following expenses required to be paid by the Company that are attributable to its operations shall be limited to an amount per year equal to the greater of 2% of the Average Net Invested Capital of the Company or 25% of its Net Income for that year:

     (i) all insurance costs incurred by the Company or any subsidiary of the Company, including any costs to obtain liability or other insurance to indemnify the Manager and underwriters of any securities of the Company;

     (ii) expenses connected with payments of dividends or interest or distributions in any other form made or caused to be made by the Board of Directors to holders of the securities of the Company or any subsidiary of the Company;

     (iii) all expenses of third parties pertaining to communications to holders of equity securities or debt securities of the Company or any subsidiary of the Company and the other bookkeeping and clerical work necessary in maintaining relations with holders of such securities and in complying with the continuous reporting and other requirements of governmental bodies or agencies, including any costs of computer services in connection with this function, the cost of printing and mailing certificates for such securities and proxy solicitation materials and reports to holders of the Company's or any subsidiary's securities and reports to third parties required under any indenture to which the Company or any subsidiary of the Company is a party;

     (iv)  custodian's, transfer agent's and registrar's fees and charges;

     (v) compensation, fees and expenses paid to Unaffiliated Directors of the Company or any subsidiary of the Company, the cost of director and officer liability insurance and premiums for fidelity and errors and omissions insurance;

     (vi) legal, accounting and auditing fees and expenses relating to the Company's or any subsidiary's operations (excluding litigation-related fees and expenses);

     (vii) expenses relating to any office or office facilities maintained by the Company or any subsidiary of the Company, exclusive of the office of the Manager;

     (viii) travel and related expenses of directors, officers and employees of the Manager and of directors, officers and employees of the Company or any subsidiary of the Company who are also directors, officers or employees of the Manager, incurred in connection with attending meetings of the Board of Directors or holders of securities of the Company or any subsidiary of the Company or performing other business activities that relate to the Company or any subsidiary of the Company, including expenses allocable to such meetings or business activities;

     (ix) costs associated with computer hardware and software, third party information services and office expenses that relate solely to the business activities of the Company; and

     (x) all other expenses regarded as ordinary operating expenses in accordance with GAAP, exclusive of certain specifically excluded expenses as described below.

  Expenses excluded from the expense limitation and wholly payable by the Company are (but are not limited to) those incurred in connection with the accumulation and servicing of Mortgage Loans, the issuance and administration of Mortgage Securities from pools of Mortgage Loans, the raising of capital, the acquisition of Mortgage Assets, interest and hedging expenses, taxes and license fees, non-cash costs, litigation, investigations in connection with litigation or threatened litigation, base and incentive management compensation and extraordinary and non-recurring expenses. The determination of Net Income for purposes of calculating the expense limitation will be the same as for calculating the Manager's incentive compensation except that it will include any incentive compensation payable for such period.

  Expenses in excess of the expense limitation will be paid and shall not be recoverable (by reclassification as compensation or otherwise) by the Manager, unless the Unaffiliated Directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In that event, such expenses may be recovered by the Manager in succeeding years to the extent that expenses in succeeding quarters are below the limitation of expenses. Expense reimbursement will be made monthly, subject to adjustment at the end of each year.


CERTAIN RELATIONSHIPS; CONFLICTS OF INTEREST

  In addition to its base management compensation under the Management Agreement, the Manager has the opportunity to earn incentive compensation for each fiscal quarter in an amount equal to 30% of the Net Income of the Company (before payment of such incentive compensation) in excess of the amount that would produce on annualized Return on Equity equal to the Ten-Year U.S.
Treasury Rate plus 1%. Quarterly incentive compensation will be subject to an annual adjustment commencing in the second full year of the Company's operation. See "--Manager Compensation" above. In evaluating Mortgage Assets for investment and in other operating strategies, an undue emphasis on the maximization of income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee could result in increased risk to the value of the Company's Mortgage Asset portfolio.

  The Company, on the one hand, and the Manager and its Affiliates, on the other, do not presently expect to, but may in the future, enter into a number of relationships other than those governed by the Management Agreement, some of which may give rise to conflicts of interest between the Manager and its Affiliates and the Company. The market in which the Company will seek to purchase Mortgage Assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between the Company and the Manager and its Affiliates in addition to those described herein. Any such relationships or transactions will require the approval of the Company's Board of Directors, including a majority of the Unaffiliated Directors.

  Pursuant to the terms of the Management Agreement, the Manager and its Affiliates will agree on the allocation of Mortgage Securities between the Company and other accounts over which the Manager and its Affiliates have control. Pursuant to such allocation, the Manager will base allocation decisions on the procedures the Manager considers fair and equitable, including, without limitation, such considerations as investment objectives, restrictions and time horizon, availability of cash and the amount of existing holdings.

LIMITS OF RESPONSIBILITY

  Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to undertake the services called for thereunder and is not responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors and its officers will not be liable to the Company, any issuer of Mortgage Securities, any subsidiary of the Company, the Unaffiliated Directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager does not have significant assets and may not have significant assets in the future. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager.

  The Company has agreed to indemnify the Manager, its directors and its officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement. The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or Affiliates from engaging in any business or rendering services of any kind to any other person, including the purchase of, or rendering advice to others purchasing Mortgage Assets that meet the Company's policies and criteria. The Manager may also advise or manage other mortgage-related entities subject to certain limitations, including REITs, that invest in residential and commercial mortgages and other residential and non-residential mortgage securities. The ability of the Manager and its officers and employees to engage in other business activities could reduce the time and effort spent on the Company. The Management Agreement does not specify a minimum amount of time or attention that the Manager or its officers or employees must devote to the Company's business.


ITEM 2.  PROPERTIES

  The Company's principal executive offices are located at 865 South Figueroa Street, Los Angeles, California 90017, telephone (213) 244-0440. Such offices are provided by the Manager in accordance with the Management Agreement.


ITEM 3.  LEGAL PROCEEDINGS

  A mortgage company with a similar name recently filed suit against the Company demanding that the Company not operate under the name "Apex Mortgage Capital." The litigation was instituted by Apex Mortgage Corp., a Pennsylvania corporation engaged in the origination, trading and servicing of mortgage loans, on November 24, 1997 in the United States District Court for the Southern District of New York. If such litigation continues, the Company may be required to change its name and thereby incur expenses, may be required to pay damages or may incur substantial litigation costs even if the Company is successful. The Company is vigorously contesting the claims asserted against it. The final impact on the Company, if any, cannot be determined at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Prior to the Company's initial public offering, the Company's sole shareholder, TCW Asset Management Company, took the following actions by unanimous written consent. Acting as of October 17, 1997 and in lieu of the Annual Meeting of shareholder for 1997 such shareholder (1) amended the Company's Charter by adopting the

Articles of Amendment and Restatement, which are filed as an exhibit to this report, (2) approved the Company's 1997 Stock Option Plan, and (3) re-elected Marc I. Stern, Jeffrey E. Gundlach and Philip A. Barach as directors of the Company. Acting as of December 3, 1997, such sole shareholder approved the Management Agreement between the Company and the Manager, which is incorporated by reference in the exhibit list to this report and elected Peter G. Allen, John
C. Argue, John A. Gavin and Carl C. Gregory III as directors of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


EQUITY MARKET ACTIVITY

  The Company's Common Stock began trading on December 4, 1997 and is traded on the New York Stock Exchange under the trading symbol AXM. As of March 20, 1998, the Company had 6,507,400 shares of Common Stock issued and outstanding.

The following table sets forth the high, low and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape and the cash dividend declared per share of Common Stock.

                                                                               Cash
                                                         Stock Price        Dividends
                                                         -----------         Declared
1997                                               High     Low     Close    Per Share
----                                              ------   ------   ------   ---------
Fourth Quarter ended December 31, 1997            $15.00   $14.00   $14.00       $0.04


  On March 19, 1998, the Company's Board of Directors declared a dividend distribution of $0.25 per share. The dividend is payable on April 9, 1998, to shareholders of record on March 31, 1998.

  The Company intends to pay quarterly dividends and to make distributions to its stockholders of all or substantially all of its taxable income each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the taxable earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.


INITIAL PUBLIC OFFERING

  The Company completed the initial public offering of its Common Stock during the period ended December 31, 1997. The offering of Common Stock was made on December 3, 1997 and closed on December 9, 1997. The offering was made pursuant to a registration statement, number 333-36069, which was declared effective on December 3, 1997. The registration statement authorized the sale of up to 7,705,000 shares of Common Stock with a maximum offering amount of $123,280,000 including the underwriter's over-allotment option. The Company sold 6,700,000 shares of Common Stock at $15.00 per share for total proceeds of $100,500,000 before underwriting discounts and offering costs. Net proceeds to the Company were $92,918,000 after underwriting discounts of $6,787,000 and offering costs of $795,000. The offering was underwritten by several underwriters managed by Merrill Lynch & Co., PaineWebber Incorporated, Stifel Nicolaus & Company, Incorporated and Sutro & Co., Incorporated.


SHARE REPURCHASE PROGRAM

  On January 13, 1998, the Company's Board of Directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. As of March 20, 1998, the Company had repurchased 197,700 shares of its Common Stock pursuant to the program. The average price per share repurchased was

$12.79. An additional 552,300 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.


ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data are derived from audited financial statements for the period from commencement of operations on December 9, 1997 to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                   PERIOD FROM DECEMBER 9, 1997 TO
                                                          DECEMBER 31, 1997
                                                   ----------------------------------
  STATEMENT OF OPERATIONS DATA:
Days in period                                                                     22
Interest income                                                          $    428,000
Interest expense                                                         $    111,000
Net interest income                                                      $    317,000
General and administrative expenses                                      $    164,000
Net income                                                               $    153,000
Average number of shares outstanding                                        6,700,100
Basic and diluted income per share                                       $       0.02
Dividends declared per share                                             $       0.04

                                                        AT DECEMBER 31, 1997
                                                   ----------------------------------
  BALANCE SHEET DATA:
Mortgage-backed securities                                               $265,880,000
Total assets                                                             $271,307,000
Reverse repurchase agreements                                            $ 87,818,000
Total liabilities                                                        $178,310,000
Stockholders' equity                                                     $ 92,997,000
Book value per share                                                     $      13.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Apex Mortgage Capital, Inc. commenced operations on December 9, 1997, after its initial public offering of Common Stock. The Company received net proceeds of $92,918,000, after all underwriting discounts and offering costs.

  The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its Mortgage Assets and the cost of its borrowings. The Company will elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.


ASSETS

  At December 31, 1997, the Company held $265,880,000 of Mortgage Assets consisting of interest in pools of mortgages issued by the Federal Home Loan Mortgage Corporation or Fannie Mae. All such Mortgage Assets are guaranteed as to principal and interest by those U.S. governmental agencies. The original maturity of a significant portion of underlying mortgage loans is approximately thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

  The following table is a schedule of Mortgage Assets held at December 31, 1997 listed by security type (dollars in thousands):

Mortgage-Backed Securities            Carrying Value      Percent of Portfolio
------------------------------------------------------------------------------
Adjustable Rate (1)                          $240,819                  90.6%
Fixed Rate                                     25,061                   9.4%
                                             --------                 -----
     Totals                                  $265,880                 100.0%
                                             ========                 =====

(1) The interest index for all adjustable rate Mortgage Securities is based on the One-Year U.S. Treasury Rate.

  The following table shows various weighted average characteristics of the Mortgage Assets held by the Company at December 31, 1997:

                                           Weighted Average Value
                                          ------------------------

Projected yield to maturity (1)                               6.57%
Actual coupon                                                 6.27%
Coupon if fully indexed                                       7.72%
Months until next reset                                        7.2

Amortized cost basis                                        101.11%

Annual periodic cap                                           2.00%
Lifetime cap rate                                            11.44%

(1) The projected yield to maturity is shown as a corporate bond equivalent rate and includes amortization of purchase premiums assuming a constant prepayment rate of 35% and the One Year Treasury Rate at December 31, 1997, 5.5%. The actual yield to maturity will vary depending on the level and timing of actual prepayments experienced and variations in the One-Year U.S. Treasury Rate. There will be differences between the yield to maturity and the accounting income recognized on the Mortgage Assets during any given period depending on the timing of premium amortizations for accounting purposes. The differences among expected yield to maturity, actual yield to maturity and accounting income recognized may be material.


  At December 31, 1997, the Company held hedging assets consisting of a London Interbank Offered Rate ("LIBOR") based interest rate cap agreement with a notional amount of $500,000,000 and a final maturity of

December 24, 2001. Under the agreement, the Company will receive cash payments should three month LIBOR increase above the agreement's contract rate of 10%. The hedging assets are held primarily to hedge the lifetime cap risk associated with financing its adjustable rate Mortgage Assets. The amortization of the cost of the cap agreement is included as addition to interest expense.


LIABILITIES

  At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% per rate and a weighted average maturity of 2.8 months. The reverse repurchase agreements were collateralized by Mortgage Assets with an estimated fair value of $90,043,000. The repurchase agreements bear interest rates that have historically moved in close relationship to LIBOR.

  At December 31, 1997, the Company had $90,492,000 of other liabilities consisting primarily of a payable for unsettled securities. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.


RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1997

  For fiscal period from commencement of operations on December 9, 1997 through December 31, 1997, the Company's net income was $153,100, or $0.02 per share based on 6,700,100 shares outstanding. Net interest income for the period was $317,062 consisting of interest income on Mortgage Assets and cash balance less interest expense on reverse repurchase agreements. The Company incurred operating expenses of $163,963 for the period consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

  The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the partial period ended December 31, 1997 (dollars in thousands):



INTEREST EARNING ASSETS

Mortgage Assets:
----------------
Average Balance                      $ 60,828
Effective Rate                          6.10%

Cash and Cash Equivalents:
-------------------------
Average Balance                      $ 56,539
Effective Rate                          5.40%

Total Interest Earning Assets:
-----------------------------
Average Balance                      $117,367
Effective Rate                          5.97%

INTEREST BEARING LIABILITIES

Reverse Repurchase Agreements:
-----------------------------
Average Balance                       $29,895
Effective Rate                          5.75%

  The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funds for the period ended December 31, 1997 consisted of the net proceeds from the initial public offering of the Company's Common Stock, $92,918,000, and reverse repurchase agreements, $87,818,000. The Company expects to continue to borrow funds in the form of reverse repurchase agreements with maturities that generally correspond to the average reset date on the companies Mortgage Assets. At December 31, 1997, the Company had borrowing arrangements with twelve different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's Mortgage Assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

  The Company will also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on the Mortgage Assets, for liquidity.

  The Company believes that the net proceeds of the initial public offering, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet anticipated liquidity requirements. If the Company's cash resources are at any time insufficient to satisfy the Company's liquidity requirements, the Company may be required to liquidate Mortgage Assets or sell debt or additional equity securities. If required, the sale of Mortgage Assets at prices lower than the carrying value of such assets would result in losses.

  The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, Common Stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes. All debt securities, and other borrowings, and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company. The effect of additional equity offerings may be the dilution of the equity of stockholders of the Company or the reduction of the price of shares of the Common Stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.


EFFECTS OF INTEREST RATE CHANGES

  The Company invests primarily in adjustable-rate Mortgage Assets that are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate Mortgage Asset's interest rate can change during any given period, as well as the minimum rate payable. The Company's borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its Mortgage Assets are generally limited by caps. This problem will be magnified to the extent the Company acquires Mortgage Assets that are not fully indexed. Further, some adjustable-rate Mortgage Assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate Mortgage Assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's financial condition, cash flows and results of operations.

  The Company intends to fund a substantial portion of its acquisitions of adjustable-rate Mortgage Assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the Mortgage Assets. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its Mortgage Assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods, especially during the 1979-1982 and 1994 interest rate environments, when the spread between such indices was volatile. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company's financial condition, cash flows and results of operations.

  Prepayment rates generally increase when prevailing interest rates fall below the interest rates on existing Mortgage Assets. In addition, prepayment rates generally increase when the difference between long-term and short-term interest rates declines. Prepayments of Mortgage Assets could adversely affect the Company's results of operations in several ways. The Company anticipates that a substantial portion of its adjustable-rate Mortgage Assets may bear initial "teaser" interest rates that are lower than their "fully indexed" rates (the applicable index plus a margin). In the event that such an adjustable-rate Mortgage Asset is prepaid prior to or soon after the time of adjustment to a fully indexed rate, the Company will have held the Mortgage Asset while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the expected life of the adjustable-rate Mortgage Asset. In addition, the prepayment of any Mortgage Asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new Mortgage Assets to replace the prepaid Mortgage Assets, its financial condition, cash flow and results of operations could be materially adversely affected.


INFLATION

  Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with generally accepted accounting principles and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.


YEAR 2000 MATTERS

  The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any computer system that the Company relies on with time sensitive software may recognize a date entered as "00" as the year 1900 rather than the year 2000 when it occurs in two years. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

  The Company relies on the Manager for its computer services and the Manager has been addressing this issue for some time. Specifically, the Manager's internally developed computer systems have been implemented within the past five years. These systems have been developed with software tools that utilize a century date format (ccyymmdd). Although it has been a standard procedure to use this format for all date fields, the Manager is nonetheless in the process of unit testing its internally developed applications for numerous date conditions, including: the first and last day of the year 2000, the leap year day and the day after, the first day of the year 2001, functions with date ranges from 1999 which cross over into year 2000, functions which have both "from date" and "to date" in the year 2000, date arithmetic and validation using standard routines through the year 2199.

  The Manager has been, and is currently in contact with, each of its external service providers to evaluate their plans for the year 2000. Each provider has communicated their process for identifying date sensitive areas, their approach for implementing changes, their testing methodology, along with their timetable for completion. The Manager has informed its service providers that they must be year 2000 compliant by September 30, 1998. This will provide us with more than one full year for testing.

   Due to the technical architecture of the Manager's internally developed applications, its emphasis on using major providers and its ongoing communication with those providers, the Manager believes it will be well positioned to begin the year 2000. However, there can be no assurance that the Manager's systems or systems from third-parties on which the Manager's systems rely will be timely converted. Accordingly, there can be no assurance that the year 2000 issue will not have a material adverse effect on the Company's operations. The costs relating to systems changes and testing are expected to be borne by the Manager.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-3 through F-13 on this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1997 pursuant to general instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1997 pursuant to general instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1997 pursuant to general instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1997 pursuant to general instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Documents filed as part of this report:

     1. The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

        Independent Auditors' Report;
        Balance Sheet as of December 31, 1997;
        Statement of Operations for the period ending December 31, 1997; Statement of Stockholders' Equity for the period ending December 31,
         1997;
        Statement of Cash Flows for the period ending December 31, 1997; Notes to Financial Statements.

     2. Schedules to financial statements:

        All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II,
        Item 8 of this Annual Report on Form 10-K.

     3. Exhibits:

     Exhibit
     Number                  Exhibit
     ------                  -------

     3.1* Articles of Amendment and Restatement of the Registrant. 3.2* Bylaws of the Registrant.
     10.1* Form of Management Agreement between the Registrant and TCW

     10.6* 1997 Stock Option Plan.
     24.1  Powers of Attorney.
     27    Financial Data Schedule
     99.1* "Risk Factors" section from the Prospectus included in the Registration Statement on Form S-11 ((333-36069) filed by the Registrant on November 29, 1997.

     99.2* "Federal Income Tax Consequences" section from the Prospectus included in the Registration Statement on Form S-11 ((333-36069) filed by the Registrant on November 29, 1997.

         * Previously filed as part of Form S-11 which was declared effective on December 3, 1997 and incorporated herein by reference pursuant to Rule 12b-32.

     (b) Reports on Form 8-K.

         None.

                                    GLOSSARY

  As used in this Annual Report on Form 10-K, the capitalized and other terms listed below have the meanings indicated.

  "Affiliate" means, when used with reference to a specified person, any person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with the specified person.

  "Agency Certificates" means GNMA Certificates, Fannie Mae Certificates and FHLMC Certificates.

  "ARM" means either a (i) a Mortgage Security as to which the underlying mortgage loans feature adjustments of the underlying interest rate at predetermined times based on an agreed margin to an establish index or (ii) a Mortgage Loan or any mortgage loan underlying a Mortgage Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic and lifetime interest rate and/or payment caps.

  "Average Net Invested Capital" means for any period (i) the arithmetic average of the sum of the gross proceeds of the offerings of its equity securities by the Company, after deducting any underwriting discounts and commissions and other expenses and costs relating to such offerings, plus (A) the Company's retained earnings (taking into account any losses incurred) and
(B) any non-cash charges or reserves, including depreciation, mark-to-market adjustments and unrealized credit loss, computed by taking the average of such values at the end of each month during such period, plus (ii) any unsecured debt approved by the Unaffiliated Directors to be included in Average Net Invested Capital.

  "Average Net Worth" means for any period the arithmetic average of the sum of the gross proceeds from the offerings of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period.

   "Bankruptcy Code" means Title XI of the United States Code, as amended.

  "Capital and Leverage Policy" means the policy of the Company that limits its ability to acquire additional Mortgage Assets during times when the capital base of the Company is less than a required amount, as described in this Prospectus.

  "Capital Base Ratio" The Capital Base Ratio of the Company is equal to the difference between the market value of total assets and the book value of total collateralized borrowings divided by the market value of total assets. The Capital Base Ratio, as so defined, represents the total of the Company's Common Stock, preferred stock, unsecured non-callable debt and other forms of non-callable capital as a percentage of total assets on a marked-to-market basis.

  "Charter" means the Company's Articles of Incorporation, as amended.

  "CMOs" means debt obligations (bonds) that are collateralized by mortgage loans or mortgage certificates other than Mortgage Derivative Securities and Subordinated Interests. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government agencies or private issuers in one or more classes with fixed or variable interest rates, maturities and degrees of subordination that are characteristics designed for the investment objectives of different bond purchasers.

  "Code" means the Internal Revenue Code of 1986, as amended.

  "Commission" means the Securities and Exchange Commission.

  "Commitments" means commitments issued by the Company that will obligate the Company to purchase Mortgage Assets from or sell them to the holders of the commitment for a specified period of time, in a specified aggregate principal amount and at a specified price.

  "Common Stock" means the Company's shares of Common Stock, $0.01 par value per share.

  "Company" means Apex Mortgage Capital, Inc., a Maryland corporation.

  "Conforming Mortgage Loans" means conventional Mortgage Loans that either comply with requirements for inclusion in credit support programs sponsored by Fannie Mae, FHLMC, or GNMA or are FHA or VA Loans, all of which are secured by first mortgages or deeds of trust on single-family (one to four unit) residences.

  "Counsel" means O'Melveny & Myers LLP.

  "Counter-party" means a third party financial institution with which the Company enters into an interest rate cap agreement or similar agreement.

  "Dealer Property" means real property and real estate mortgages other than stock in trade, inventory or property held primarily for sale to customers in the ordinary course of the Company's trade or business.

  "Dollar-Roll Agreement" means an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or substantially similar security on a specified future date.

  "11th District Cost of Funds Index" means the index made available monthly by the Federal Home Loan Bank Board of the cost of funds to members of the Federal Home Loan Bank 11th District.

  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

  "ERISA Plan" means a pension, profit-sharing, retirement or other employee benefit plan that is subject to ERISA.

  "Excess Servicing Rights" means contractual rights to receive a portion of monthly mortgage payments of interest remaining after those payments of interest have already been applied, to the extent required, to Pass-Through Certificates and the administration of mortgage servicing. The mortgage interest payments are secured by an interest in real property.

  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

  "Fannie Mae" means the federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C., (S) 1716 et seq.), formerly known as the Federal National Mortgage Association.

  "Fannie Mae Certificates" means guaranteed mortgage Pass-Through Certificates issued by Fannie Mae either in certified or book-entry form.

  "Federal Reserve Board" means the Board of Governors of the Federal Reserve System.

  "FHA" means the United States Federal Housing Administration.

  "FHA Loans" means Mortgage Loans insured by the FHA.

  "FHLMC" means the Federal Home Loan Mortgage Corporation.

  "FHLMC Certificates" means mortgage participation certificates issued by FHLMC, either in certificated or book-entry form.

  "FIRPTA" means the Foreign Investment in Real Property Tax Act of 1980, as amended.

  "First Loss Subordinated Bonds" means any bonds that bear the "first loss" from losses incurred in respect of Mortgage Assets upon foreclosure sales and other liquidations of underlying mortgaged properties that result in failure to recover all amounts due on the loans secured thereby.

  "Foreclosure Property" means property acquired at or in lieu of foreclosure of the mortgage secured by such property or a result of a default under a lease of such property.

  "Foreign Holder" means a purchaser of the Common Stock that, for United States income tax purposes, is not a United States person.

  "GAAP" means generally accepted accounting principles.

  "GNMA" means the Government National Mortgage Association.

  "GNMA Certificates" means fully modified pass-through mortgage-backed certificates guaranteed by GNMA and issued either in certificated or book-entry form.

  "High Quality" means either (i) securities that are rated A or above by at least one of the Rating Agencies, or (ii) securities that are unrated but are obligations of the United States or obligations guaranteed by the United States government or an agency or instrumentality thereof.

  "Housing Act" means the National Housing Act of 1934, as amended.

  "HUD" means the Department of Housing and Urban Development.

  "Interest Only Derivatives" means Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest.

  "Inverse Floaters" means a class of CMOs with a coupon rate that moves inversely to a designated index, such as LIBOR or the 11th District Cost of Funds Index. Income floaters have coupon rates that typically change at a multiple of the changes at the relevant index rate. Any rise in the index rate (as a consequence of an increase in interest rates) causes a drop in the coupon rate of an Inverse Floater while any drop in the index rate causes an increase in the coupon of an Inverse Floater.

  "Investment Company Act" means the Investment Company Act of 1940, as amended.

  "IRAs" means Individual Retirement Accounts.

  "Issuers" means those entities that issue Mortgage Securities, including trusts or subsidiaries organized by the Company and Affiliates of the Manager.

  "Keogh Plans" means H.R.  10 Plans.

  "LIBOR" means the London-Inter-Bank Offered Rate.

  "Management Agreement" means the agreement by and between the Company and the Manager whereby the Manager agrees to perform certain services to the Company in exchange for certain compensation.

  "Manager" means TCW Investment Management Company, a California corporation.

  "MBS Group" means the TCW Group's Mortgage-Backed Securities Group.

  "Mortgage Assets" means (i) Mortgage Securities, (ii) Mortgage Loans and
(iii) Short-Term Investments.

  "Mortgage Derivative Securities" means Mortgage Securities that are Interest Only Derivatives or Principal Only Derivatives and may include other derivative instruments.

  "Mortgage Loans" means Conforming and Nonconforming Mortgage Loans, FHA Loans and VA Loans.

  "Mortgage Securities" means (i) Pass-Through Certificates, (ii) CMOs and
(iii) Other Mortgage Securities.

  "Mortgage Warehouse Participations" means participations in lines of credit to mortgage originators that are secured by recently originated Mortgage Loans that are in the process of being either securitized or sold to permanent investors.

  "Net Income" means the taxable income of the Company before the Manager's incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT, including a deduction for the Company's interest expenses for borrowed funds, plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with GAAP.

  "New Capital" means the proceeds from the sale of stock or certain debt obligations.

  "Nonconforming Mortgage Loans" means conventional Mortgage Loans that do not conform to one or more requirements of Fannie Mae, FHA, FHLMC, GNMA or VA for participation in one or more of such agencies' mortgage loan credit support programs, such as the principal amounts financed or the underwriting guidelines used in making the loan.

  "One-Year U.S. Treasury Rate" means the average of the weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of one year) as published weekly by the Federal Reserve Board during a yearly period.

  "Other Mortgage Assets" means Mortgage Assets that are unrated or whose ratings have not been updated, including (i) Mortgage Loans, (ii) Pass-Through Certificates and CMOs that are not High Quality but are backed by single-family residential mortgage loans, and (iii) Other Mortgage Securities, that, in each case, are determined to be comparable to a High Quality Mortgage Security (by the standards of at least one of the Rating Agencies) on the basis of credit or other enhancement features that meet the High Quality credit criteria as determined by the Manager and approved by the Company's Board of Directors, including approval by a majority of the Unaffiliated Directors

  "Other Mortgage Securities" means securities representing interests in, or secured by mortgages on real property other than Pass-Through Certificates and CMOs and may include non-High Quality certificates and other securities collateralized by single-family loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests and other mortgage-backed and mortgage-collateralized obligations.

  "Pass-Through Certificates" means securities (or interests therein) other than Mortgage Derivative Securities and Subordinated Interests evidencing undivided ownership interests in a pool of mortgage loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying mortgage loans in accordance with the holders' respective, undivided interests in the pool. Pass-Through Certificates include Agency Certificates, as well as other certificates evidencing interests in loans secured by single-family properties.

  "Principal Only Derivatives" means Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal.

  "Privately Issued Certificates" means mortgage participation certificates issued by certain private institutions. These securities entitle the holder to receive a pass-through of principal and interest payments in the underlying pool of Mortgage Loans and are issued or guaranteed by the private institution.

  "Prohibited Transaction" means a transaction involving a sale of Dealer Property, other than Foreclosure Property.

  "Qualified Hedges" means bona fide interest rate swap or cap agreements entered into by the Company to hedge variable-rate indebtedness only that the Company incurred to acquire or carry Qualified REIT Real Estate Assets and any futures and options, or other investments (other than Qualified REIT Real Estate Assets) made by the Company to hedge its Mortgage Assets or borrowings that have been determined by the Company to generate qualified income for purposes of the 95% of Income Test applicable to REITs.

  "Qualifying Interests in Real Estate" means mortgages and other liens on and interests in real estate, as defined in Section 3(c)(5)(C) under the Investment Company Act.

  "Qualified REIT Real Estate Assets" means Pass-Through Certificates, Mortgage Loans, Agency Certificates, and other assets of the type described in
Section 856(c)(6)(B) of the Code.

  "Qualified REIT Subsidiary" means a corporation whose stock is entirely owned by the REIT at all times during such corporation's existence.

  "Qualified Temporary Investment Income" means income attributable to stock or debt instruments acquired with new capital of the Company received during the one-year period beginning on the day such proceeds were received.

  "Rating Agencies" means Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, and Moody's Investors Service, Inc.

  "REIT" means a real estate investment trust as defined under Section 856 of the Code.

  "REIT Provisions of the Code" means Sections 856 through 860 of the Code.

  "REMIC" means a real estate mortgage investment conduit.

  "Residuals" means the right to receive the remaining or residual cash flows from a pool of Mortgage Loans or Mortgage Securities after distributing required amounts to the holders of interests in or obligations backed by such loans or securities and after payment of any required pool expenses.

  "Return on Equity" means an amount calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter.

  "Service" means the Internal Revenue Service.

  "Short-Term Investments" means short-term bank certificates of deposit, short-term United States Treasury securities, short-term United States government agency securities, commercial paper, repurchase agreements, short-term CMOs, short-term asset-backed securities and other similar types of short-term investment instruments, all of which will have maturities or average lives of less than one (1) year.

  "1997 Stock Option Plan" means the stock option plan adopted by the Company.

  "Subordinated Interests" means a class of Mortgage Securities that is subordinated to one or more other classes of Mortgage Securities, all of which classes share the same collateral.

  "Suppliers of Mortgage Assets" means mortgage bankers, savings and loan associations, investment banking firms, banks, home builders, insurance companies and other concerns or lenders involved in mortgage finance or originating and packaging mortgage loans, and their Affiliates.

  "Tax-Exempt Entity" means a qualified pension, profit-sharing or other employee retirement benefit plans, Keogh plans, bank commingled trust funds for such plans, and IRAs, and other similar entities intended to be exempt from federal income taxation.

  "Taxable Income" means for any year the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from Foreclosure Property) subject to certain adjustments provided in the REIT Provisions of the Code.

  "TCW" means The TCW Group, Inc.

  "TCW Group" means TCW and its subsidiaries and Affiliates.

  "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to a constant maturity of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company. If the Company determines in good faith that the Ten-Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company.

  "UBTI" means "unrelated trade or business income" as defined in Section 512 of the Code.

  "Unaffiliated Directors" means those directors that are not affiliated, directly or indirectly, with the Manager or the TCW Group, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or serving as an officer or director of the Manager or the TCW Group, and are not employed by or officers of the Company.

  "United States Holder" means a purchaser of the Common Stock that, for United States income tax purposes, is a United States person (i.e., is not a Foreign Holder).

  "VA" means the United States Veterans Administration.

  "VA Loans" means Mortgage Loans partially guaranteed by the VA under the Serviceman's Readjustment Act of 1944, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Apex Mortgage Capital, Inc.
                                   (Registrant)


Dated: March 30, 1998              /s/ Philip A. Barach
                                   ------------------------------------------
                                   Philip A. Barach
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Dated: March 30, 1998              /s/ Daniel K. Osborne
                                   ------------------------------------------
                                   Daniel K. Osborne
                                   Executive Vice President
                                   Chief Operating Officer and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                            Capacity                     Date
---------                            --------                     ----

/s/Marc I. Stern                     Chairman of the Board        March 30, 1998
----------------------------------
Marc I. Stern

/s/Jeffrey E. Gundlach               Vice Chairman of the Board   March 30, 1998
----------------------------------   Chief Investment Officer
Jeffrey E. Gundlach

/s/Philip A. Barach                  President and                March 30, 1998
----------------------------------   Chief Executive Officer
Philip A. Barach                     (Principal Executive Officer)

/s/Peter G. Allen*                   Director                     March 30, 1998
----------------------------------
Peter G. Allen

/s/John C. Argue*                    Director                     March 30, 1998
----------------------------------
John C. Argue

/s/John A. Gavin*                    Director                     March 30, 1998
----------------------------------
John A. Gavin

/s/Carl C. Gregory III*              Director                     March 30, 1998
----------------------------------
Carl C. Gregory III


*By: /s/Daniel K. Osborne
     -----------------------------
     Daniel K. Osborne
     Attorney-in-Fact

                          APEX MORTGAGE CAPITAL, INC.

                             FINANCIAL STATEMENTS

                                      AND

                         INDEPENDENT AUDITORS' REPORT


                          FOR INCLUSION IN FORM 10-K

                                  FILED WITH

                      SECURITIES AND EXCHANGE COMMISSION

                               DECEMBER 31, 1997

                          APEX MORTGAGE CAPITAL, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                          F-3

BALANCE SHEET                                                         F-4

STATEMENT OF OPERATIONS                                               F-5

STATEMENT OF STOCKHOLDERS' EQUITY                                     F-6

STATEMENT OF CASH FLOWS                                               F-7

NOTES TO FINANCIAL STATEMENTS                                         F-8


                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
 Apex Mortgage Capital, Inc.

We have audited the accompanying balance sheet of Apex Mortgage Capital, Inc. (the "Company") as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the period from December 9, 1997 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Mortgage Capital, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the period from December 9, 1997 (commencement of operations) to December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Los Angeles, California
February 13, 1998

                          APEX MORTGAGE CAPITAL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1997

ASSETS

    Cash and cash equivalents                                                   $  3,085,000
    Mortgage-backed securities available-for-sale, at fair value (Note 3)        265,880,000
    Hedging assets (Note 4)                                                          174,000
    Accrued interest receivable                                                    1,316,000
    Other assets                                                                     852,000
                                                                                ------------
                                                                                $271,307,000
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities

    Reverse repurchase agreements (Note 5)                                      $ 87,818,000
    Payable for unsettled securities                                              88,638,000
    Accrued interest payable                                                         110,000
    Dividend payable                                                                 268,000
    Accrued expenses and other liabilities                                         1,476,000
                                                                                ------------
                                                                                 178,310,000
                                                                                ------------

  Commitments and contingencies (Note 10)

  Stockholders' Equity

    Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized;
         no shares outstanding
    Common Stock, par value $0.01 per share; 100,000,000 shares
         authorized; 6,700,100 shares outstanding (Notes 6, 7, 8 and 9)               67,000
    Additional paid-in-capital                                                    92,860,000
    Net unrealized gain on mortgage-backed securities available-for-sale             188,000
    Dividend distribution in excess of net income                                   (118,000)
                                                                                ------------
                                                                                  92,997,000
                                                                                ------------
                                                                                $271,307,000
                                                                                ============

  See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                            STATEMENT OF OPERATIONS
           PERIOD FROM DECEMBER 9, 1997 (COMMENCEMENT OF OPERATIONS)
                             TO DECEMBER 31, 1997

Interest Income:
  Mortgage-backed securities                 $  227,000
  Cash and cash equivalents                     201,000
                                             ----------
                                                428,000

Interest Expense                                111,000
                                             ----------
Net Interest Income                             317,000
                                             ----------

General and Administrative Expenses:
  Management fee (Note 8)                        43,000
  Audit and tax fees                             45,000
  Insurance expense                              20,000
  Directors' fees                                15,000
  Printing expense                               25,000
  Other                                          19,000
                                             ----------
                                                167,000
                                             ----------

Net Income                                   $  150,000
                                             ==========


Net Income Per Share:

  Basic                                      $     0.02
                                             ==========
  Diluted                                    $     0.02
                                             ==========

Average Number of Shares Outstanding:

  Basic                                       6,700,100
                                             ==========
  Diluted                                     6,700,100
                                             ==========

Dividends Declared Per Share                 $     0.04
                                             ==========

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
           PERIOD FROM DECEMBER 9, 1997 (COMMENCEMENT OF OPERATIONS)
                             TO DECEMBER 31, 1997



                                                                      Net Unrealized       Dividend
                                                       Additional     Gain on Mortgage-   Distribution
                                Common Stock            Paid-in       Backed Securites    In Excess of
                               Shares      Amount       Capital       Available-for-sale  Net Income         Total
                            ----------   ---------- ---------------- ------------------- -------------   ----------------
Balance, December 9, 1997         100    $      -     $      2,000     $       -           $        -     $      2,000

Issuance of common stock:
  (Note 7)

  Initial public offering,
    net of offering costs   6,700,000      67,000       92,851,000             -                    -       92,918,000

Issuance of stock options
  to non-employees
  (Note 9)                          -           -            7,000             -                    -            7,000

Net unrealized gain on
  mortgage-backed securities
  available-for-sale                -           -                -       188,000                    -          188,000

Net income                          -           -                -             -              150,000          150,000

Dividends declared                  -           -                -             -             (268,000)        (268,000)
                            -----------  ---------- ---------------- ------------------- -------------   ----------------
Balance, December 31, 1997  6,700,100    $ 67,000     $ 92,860,000     $ 188,000           $ (118,000)    $ 92,997,000
                            ===========  ========== ================ =================== =============   ================

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                            STATEMENT OF CASH FLOWS
           PERIOD FROM DECEMBER 9, 1997 (COMMENCEMENT OF OPERATIONS)
                             TO DECEMBER 31, 1997

Operating Activities:
  Net Income                                                            $     150,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                                             15,000
      Increase in accrued interest receivable                              (1,316,000)
      Increase in other assets                                               (852,000)
      Increase in payable for unsettled securities                         88,638,000
      Increase in accrued interest payable                                    110,000
      Increase in accrued expenses and other liabilities                    1,476,000
                                                                        -------------
        Net cash provided by operating activities                          88,221,000
                                                                        -------------

Investing Activities:
  Purchase of mortgage-backed securities                                 (265,699,000)
  Purchase of hedging assets                                                 (175,000)
                                                                        -------------
        Net cash used in investing activities                            (265,874,000)
                                                                        -------------

Financing Activities:
  Proceeds from reverse repurchase agreements                              87,818,000
  Proceeds from stock offerings, net                                       92,918,000
                                                                        -------------
        Net cash provided by financing activities                         180,736,000
                                                                        -------------

Net Increase in Cash and Cash Equivalents                                   3,083,000

Cash and Cash Equivalents at Beginning of Period                                2,000
                                                                        -------------

Cash and Cash Equivalents at End of Period                              $   3,085,000
                                                                        =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                $       2,000
                                                                        =============

Noncash Financing Activities:
  Net unrealized gain on mortgage-backed securities available
    for sale                                                            $     188,000
                                                                        =============
  Dividends declared, not yet paid                                      $     268,000
                                                                        =============

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

     Apex Mortgage Capital, Inc. (the "Company") was incorporated in Maryland on September 15, 1997. The Company commenced its operations of acquiring and managing a portfolio of mortgage assets on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's common stock. The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its mortgage backed securities and the cost of its borrowings. The Company is structured for tax purposes as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

  Mortgage-Backed Securities

     The Company's mortgage-backed securities consist of securities backed by single-family residential real estate mortgage loans. Mortgage-backed securities are recorded at cost on the date the assets are purchased. Realized gains and losses on sales of the securities are determined on a specific identification basis. Substantially all of the Company's mortgage-backed securities are expected to qualify as real estate assets under the REIT provisions of the Code.

     Interest income is accrued based on the outstanding principal amount of the mortgage-backed securities and their contractual terms. Premiums and discounts are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.

     The Company's policy is to generally classify its mortgage backed securities as available-for-sale. The mortgage backed securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity.

  Hedging Assets

     The Company purchases interest rate cap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. Premiums paid for interest rate cap agreements that are matched to the Company's short-term borrowings are recorded as hedging assets and are amortized over the life of the cap agreements as an adjustment to interest expense. Periodic payments receivable under the term of the cap agreements are recorded on a accrual basis as reduction of interest expense. In some instances, interest rate cap agreements may be entered into based upon anticipated future levels of funding. Under these circumstances, to the extent the notional amount of interest rate caps exceed the existing level of short-term borrowings, the cap agreements are recorded at fair value, with unrealized gains or losses recorded as other income or expense, until such time as the expected level is achieved.

  Stock Based Compensation

     The Company grants stock options to its directors and officers and to certain directors, officers and employees of its investment manager and the investment manager itself, as discussed in note 9. Options granted to directors of the Company are accounted for using the intrinsic method, and generally no compensation expense is recognized in the statement of operations for such options. Other options are accounted for using the fair value method; such options are measured at their fair value when they are granted and are recognized as a general and administrative expense during the periods when the options vest and the related services are performed.

  Federal and State Income Taxes

     The Company will elect to be taxed as a REIT and generally will not be subject to federal and state taxes on its income to the extent it distributes annually 95% of its predistribution taxable income to stockholders and meets certain other asset, income and stock ownership tests. As such, no accrual for income taxes has been included in the financial statements.

  Net Income Per Share

     Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

     Stock options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive for the period presented.

     Subsequent to December 31, 1997, the Company's board of directors approved a share repurchase plan authorizing the repurchase of up to 750,000 shares of the Company's common stock. The Company has been repurchasing as treasury stock shares under the plan from time to time in open market transactions. The repurchase of shares is generally expected to have an antidilutive effect on net income per share. If the shares repurchased to date had been repurchased during the period ended December 31, 1997, there would have been no material change in net income per share as reported.

  Income Recognition

     Income and expenses are recorded on the accrual basis of accounting.

  Credit Risk

     At December 31, 1997, the Company has limited its exposure to credit losses on its portfolio of mortgage-backed securities by only purchasing securities from the Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae (formerly known as the Federal National Mortgage Corporation). The payment of principal and interest on the FHLMC and Fannie Mae securities are guaranteed by those respective agencies. At December 31, 1997, all of the Company's mortgage-backed securities have an implied "AAA" rating.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Company will adopt the reporting requirements of SFAS No. 130 during 1998.


NOTE 3 - MORTGAGE-BACKED SECURITIES

     At December 31, 1997, mortgage-backed securities consisted of the following:

                                        Adjustable      Fixed Rate
     (in thousands)                    Rate Mortgage     Mortgage
                                         Securities     Securities      Total
                                       ----------------------------------------
     Principal Amount                       $237,929       $24,826     $262,755
     Unamortized Premium                       2,743           194        2,937
                                       ----------------------------------------
     Amortized Cost                          240,672        25,020      265,692
     Unrealized Gains                            162            41          203
     Unrealized Losses                           (15)            0          (15)
                                       ----------------------------------------
     Fair Value                             $240,819       $25,061     $265,880
                                       ========================================

     The projected weighted average yield to maturity for the securities owned at December 31, 1997 was 6.6%. The projected yield to maturity is shown as a corporate bond equivalent rate and includes amortization of purchase premiums assuming a constant prepayment rate of 35% and a one-year constant maturity Treasury rate of 5.5%. The actual yield to maturity will vary depending on the level and timing of actual prepayments experienced and variations in the one-year constant maturity Treasury rate. There will be differences between the yield to maturity and the accounting income recognized on the mortgage-backed securities during any given period depending on the timing of premium amortizations for accounting purposes. The differences among expected yield to maturity, actual yield to maturity and accounting income recognized may be material.

     The contractual final maturity of the mortgage loans supporting the mortgage-backed securities is generally 30 years at origination. The securities owned by the Company at December 31, 1997 have a weighted-average final maturity of 29 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

     The Company did not sell securities or realize any gains or losses in the period ended December 31, 1997.

     Adjustable rate mortgage backed securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage backed securities' interest rate can change during any given period and over the life of the asset. At December 31, 1997, the periodic cap on the adjustable rate mortgage assets was 2% per annum and the lifetime cap was equal to 11.4% on average.

NOTE 4 - HEDGING ASSETS

     The Company enters into derivative financial instruments for purposes of managing interest rate risk, and does not enter into such instruments for trading or speculative purposes. The Company's mortgage-backed securities generally consist of adjustable rate mortgage products, and are funded primarily by short-term borrowings. Because the securities are subject to lifetime interest rate caps, the Company faces the risk in a rising interest rate environment that yields earned on the securities will cease to increase when these cap levels are reached, while borrowing costs continue to rise. In order to mitigate the impact of rising interest rates on the cost of its short-term borrowings, the Company has entered into an interest rate cap agreement.

     At December 31, 1997, hedging assets consisted of a London Interbank Offered Rate ("LIBOR") based interest rate cap agreement with a notional amount of $500,000,000 and a final maturity of December 24, 2001. Under the agreement, the Company will receive cash payments to the extent of the excess of three month LIBOR over the agreement's contract rate of 10% times the notional amount.

     The Company expects the level of its short-term borrowings to reach the $500,000,000 level of purchased interest rate protection early in 1998.


NOTE 5 - REVERSE REPURCHASE AGREEMENTS

     The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

     At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

     For the period ended December 31, 1997, the average reverse repurchase agreement balance was $29,895,000 with a weighted average interest cost of 5.75%. The maximum reverse repurchase agreement balance outstanding during the period ended December 31, 1997 was $87,818,000.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

                                          At December 31, 1997

                                       Amortized
                                          Cost         Fair Value
                                       --------------------------

     Mortgage-backed securities        $265,692          $265,880
     Hedging assets                         174               174

     Management bases its fair value estimates for mortgage-backed securities and hedging assets primarily on third party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.


NOTE 7 - PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

     On December 9, 1997, the Company completed its initial public offering of common stock, $0.01 par value. The Company issued 6,700,000 shares of common stock at a price of $15 per share and received proceeds of $93,713,000, net of underwriting discounts. Offering costs in connection with the public offering amounting to $795,000 have been charged against the proceeds of the offering.


NOTE 8 - TRANSACTIONS WITH AFFILIATES

     The Company has entered into a Management Agreement (the "Management Agreement") with TCW Investment Management Company (the "Manager"), a wholly owned subsidiary of The TCW Group, Inc., under which the Manager will manage its day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Company will pay the Manager annual base management compensation, payable monthly in arrears, equal to 3/4 of 1% of the average net invested capital as further defined in the Management Agreement.

     The Company paid the Manager $43,000 in base management compensation in accordance with the terms of the Management Agreement for the period ended December 31, 1997.

     The Company will also pay the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten year US Treasury rate plus 1% as further defined in the Management Agreement.

     The Company did not accrue for or pay the Manager any incentive compensation for the period ended December 31, 1997.

     The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees. The Company recognized compensation expense of $7,000 for stock options granted to non-employees for the period ended December 31, 1997. Options granted for the period ended December 31, 1997 are disclosed in note 9.



NOTE 9 - STOCK OPTIONS

     The Company has adopted a stock option plan (the "1997 Stock Option
     Plan") that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code, and non-qualified stock options, stock appreciation rights and dividend equivalent rights. Stock options may be granted to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees.

     The exercise price for any stock option granted under the 1997 Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1997 Stock Option Plan authorizes the grant of options to purchase an aggregate of up to 10% of the outstanding shares of the Company's common stock, but not more than 1,000,000 shares of common stock.

     For the year ended December 31, 1997, options to purchase 210,000 shares of the Company's common stock were granted to directors of the Company and options to purchase 190,000 shares were granted to officers of the Company and officers and key employees of the Manager. The exercise price of the options granted is $15 per share.

     If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                              Period Ended
                                                            December 31, 1997
                                                            -----------------

     Net income - as reported                                    $150,000
     Net income - pro forma                                       143,000

     Basic and diluted earnings per share - as reported          $   0.02
     Basis and diluted earnings per share  pro forma             $   0.02

     The fair value of each option grant was estimated to be $1.05 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 11% per annum; expected volatility of 30%; risk free interest rate of 5.82% per annum; and an expected life of 10 years.

     Information regarding stock option activity for the period December 31, 1997 is as follows:

                                            Shares
                                         ------------


     Granted                                400,000
     Exercised                                    -
     Expired                                      -
                                         ------------
     Outstanding, end of period             400,000
                                         ============

     The remaining contractual life of each option is ten years.   The options
     vest in three equal installments on February 3, 1999, December 3, 1999 and December 3, 2000.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

     A mortgage company with a similar name recently filed suit against the Company demanding that the Company not operate under the name "Apex Mortgage Capital." The litigation was instituted by Apex Mortgage Corp., a Pennsylvania corporation engaged in the origination, trading and servicing of mortgage loans, on November 24, 1997 in the United States District Court for the Southern District of New York. If such litigation continues, the Company may be required to change its name and thereby incur expenses, may be required to pay damages or may incur substantial litigation costs even if the Company is successful. The Company is vigorously contesting the claims asserted against it. The final impact on the Company, if any, cannot be determined at this time.