Form 10-Q
period 1998-03-31
APEX MORTGAGE CAPITAL INC
filed 1998-05-15
CIK 1045956

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----
          EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

                                       OR

  _____ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes   X     No
         -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the number of shares outstanding of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)                       6,417,800 as of May 8, 1998

================================================================================

                          APEX MORTGAGE CAPITAL, INC
                                   FORM 10-Q


                                     INDEX

                                                                                      Page
                                                                                      ----
PART I.          FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Balance Sheets at March 31, 1998 (unaudited) and December 31, 1997       3

                 Statement of Operations for the three months ended March 31, 1998
                 (unaudited)                                                              4

                 Statement of Stockholders' Equity for the three months ended
                 March 31, 1998 (unaudited)                                               5

                 Statements of Cash Flows for the three months ended March 31, 1998
                 (unaudited)                                                              6

                 Notes to Financial Statements (unaudited)                                7

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                           13


 PART II.        OTHER INFORMATION

    Item 1.      Legal Proceedings                                                       19

    Item 2.      Changes in Securities                                                   19

    Item 3.      Defaults Upon Senior Securities                                         19

    Item 4.      Submission of Matters to a Vote of Security Holders                     19

    Item 5.      Other Information                                                       19

    Item 6.      Exhibits and Reports on Form 8-K                                        19

    Signatures                                                                           20

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                          APEX MORTGAGE CAPITAL, INC.

                                BALANCE SHEETS

                                                                                    March 31, 1998    December 31, 1997
                                                                                      (Unaudited)
ASSETS
      Cash and cash equivalents                                                          $5,157,000       $3,085,000
      Mortgage-backed securities available-for-sale, at fair value (Note 3)             762,953,000      265,880,000
      Hedging assets (Note 4)                                                               242,000          174,000
      Accrued interest receivable                                                         4,129,000        1,316,000
      Principal payments receivable                                                       5,609,000               -
      Other assets                                                                          804,000          852,000

                                                                                       ------------     ------------
                                                                                       $778,894,000     $271,307,000
                                                                                       ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities

      Reverse repurchase agreements (Note 5)                                           $597,282,000     $ 87,818,000
      Payable for unsettled securities                                                   87,094,000       88,638,000
      Accrued interest payable                                                            1,378,000          110,000
      Dividend payable                                                                    1,626,000          268,000
      Accrued expenses and other liabilities                                                539,000        1,476,000

                                                                                       ------------     ------------
                                                                                        687,919,000      178,310,000
                                                                                       ------------     ------------

   Commitments and contingencies (Note 10)

   Stockholders' Equity

      Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized;
         no shares outstanding
      Common Stock, par value $0.01 per share; 100,000,000 shares
         authorized; 6,700,100 shares outstanding (Notes 8 and 9)                            67,000           67,000
      Additional paid-in-capital                                                         92,888,000       92,860,000
      Accumulated other comprehensive income                                              1,735,000          188,000
      Accumulated dividend distributions in excess of net income                         (1,180,000)        (118,000)
      Treasury stock, at cost (197,700 shares) (Note 7)                                  (2,535,000)               -

                                                                                       ------------     ------------
                                                                                         90,975,000       92,997,000
                                                                                       ------------     ------------
                                                                                       $778,894,000     $271,307,000
                                                                                       ============     ============

      See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                            STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)


INTEREST INCOME:
  Mortgage-backed securities                                                        $4,726,000
  Cash and cash equivalents                                                            181,000
                                                                                    ----------
                                                                                     4,907,000

INTEREST EXPENSE                                                                     4,011,000

                                                                                    ----------
NET INTEREST INCOME                                                                    896,000
                                                                                    ----------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Management fee (Note 8)                                                              173,000
  Audit and tax fees                                                                    11,000
  Insurance expense                                                                     67,000
  Directors' fees                                                                       20,000
  Stock Option expense                                                                  28,000
  Printing expense                                                                       6,000
  Other                                                                                 27,000
                                                                                    ----------
                                                                                       332,000
                                                                                    ----------

NET INCOME                                                                          $  564,000
                                                                                    ==========


Net Income Per Share:
  Basic                                                                             $     0.09
                                                                                    ==========
  Diluted                                                                           $     0.09
                                                                                    ==========

Weighted Average Number of Shares Outstanding:
  Basic                                                                              6,603,000
                                                                                    ==========
  Diluted                                                                            6,603,000
                                                                                    ==========

Dividends Declared Per Share                                                        $     0.25
                                                                                    ==========


See accompanying notes to financial statements

                          Apex Mortgage Capital, Inc.

                       Statement of Stockholders' Equity
                       Three Months Ended March 31, 1998
                                  (Unaudited)

                                                                                                              Accumulated
                                                                                             Accumulated       Dividend
                                                                             Additional         Other         Distribution
                                                                              Paid-in        Comprehensive    In Excess of
                                                   Shares          Amount     Capital            Income        Net Income
                                                 ----------     ----------   ------------    -------------    -------------
Balance, December 31, 1997                        6,700,100     $   67,000   $ 92,860,000      $  188,000      $ (118,000)

Repurchases of common stock                               -              -              -               -               -

Issuance of stock options
  to non-employees (Note 9)                               -              -         28,000               -               -


Net income                                                -              -              -               -         564,000

Other comprehensive income:
  Net unrealized gain on
  mortgage-backed securities
  available-for-sale                                      -              -              -       1,547,000

Comprehensive income

Dividends declared                                        -              -              -               -      (1,626,000)
                                                  ----------     ---------    -----------      ----------     -----------
Balance, March 31, 1998                            6,700,100     $  67,000    $92,888,000      $1,735,000     $(1,180,000)
                                                  ==========     =========    ===========      ==========     ===========

                                                                 Treasury
                                               Comprehensive       Stock,
                                                  Income          At Cost         Total
                                               -------------    -----------   ---------------
Balance, December 31, 1997                        $        -    $         -      $ 92,997,000

Repurchases of common stock                                -     (2,535,000)       (2,535,000)

Issuance of stock options
  to non-employees (Note 9)                                -              -            28,000

Net income                                           564,000              -           564,000

Other comprehensive income:
  Net unrealized gain on
  mortgage-backed securities
  available-for-sale                               1,547,000              -         1,547,000

                                             ---------------
Comprehensive income                              $2,111,000
                                             ===============
Dividends declared                                                        -        (1,626,000)
                                                                -----------     -------------
Balance, March 31, 1998                                         $(2,535,000)    $  90,975,000
                                                                ===========     =============

See accompanying notes to financial statements

                          Apex Mortgage Capital, Inc.

                            Statement of Cash Flows
                       Three Months Ended March 31, 1998
                                  (Unaudited)

Operating Activities:
  Net Income                                                              $      564,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Amortization                                                             971,000
        Increase in accrued interest receivable                               (2,813,000)
        Increase in principal payments receivable                             (5,609,000)
        Decrease in other assets                                                  48,000
        Decrease in payable for unsettled securities                          (1,544,000)
        Increase in accrued interest payable                                   1,268,000
        Decrease in accrued expenses and other liabilities                      (937,000)
                                                                         -----------------
          Net cash used in operating activities                               (8,052,000)
                                                                         -----------------

Investing Activities:
  Purchase of mortgage-backed securities                                    (557,642,000)
  Principal payments on mortgage-backed securities                            61,185,000
  Purchase of hedging assets                                                     (80,000)
                                                                         -----------------
          Net cash used in investing activities                             (496,537,000)
                                                                         -----------------

Financing Activities:
  Net proceeds from reverse repurchase agreements                            509,464,000
  Dividend distributions                                                        (268,000)
  Purchase of treasury stock                                                  (2,535,000)
                                                                         -----------------
          Net cash provided by financing activities                          506,661,000
                                                                         -----------------

Net Increase in Cash and Cash Equivalents                                      2,072,000

Cash and Cash Equivalents at Beginning of Period                               3,085,000
                                                                         -----------------

Cash and Cash Equivalents at End of Period                                $    5,157,000
                                                                         =================


Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                  $    2,735,000
                                                                         =================

Noncash Investing and Financing Activities:
  Net unrealized gain on mortgage-backed securities available-for-sale    $    1,547,000
                                                                         =================
  Dividends declared, not yet paid                                        $    1,626,000
                                                                         =================

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These interim financial statements are unaudited, internally prepared statements, that reflect the necessary interim adjustments which, in the opinion of management, are necessary to present a fair statement of the results for such interim period. The results of operations for this interim period are not indicative of the results for a full fiscal year. This filing should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The Company's policy is to generally classify its mortgage-backed securities as available-for-sale. The mortgage-backed securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity.

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

  Credit Risk

     At March 31, 1998, the Company has limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities that are either rated "AAA" by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies. At March 31, 1998, all of the Company's mortgage-backed securities have an actual or implied "AAA" rating.

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

  Comprehensive Income

     During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."



NOTE 3 - MORTGAGE-BACKED SECURITIES

         At March 31, 1998, mortgage-backed securities consisted of the following:

                                                        Adjustable Rate            Fixed Rate
         (in thousands)                                        Mortgage              Mortgage
                                                             Securities            Securities                 Total
                                               --------------------------------------------------------------------
         Principal Amount                                      $645,155              $108,342              $753,497
         Unamortized Premium (Discount)                           8,387                  (666)                7,721
                                               --------------------------------------------------------------------
         Amortized Cost                                         653,542               107,676               761,218
         Unrealized Gains                                         1,657                   369                 2,026
         Unrealized Losses                                         (291)                    0                  (291)
                                               --------------------------------------------------------------------
         Fair Value                                            $654,908              $108,045              $762,953
                                               ====================================================================


         At December 31, 1997, mortgage-backed securities consisted of the following:

                                                        Adjustable Rate            Fixed Rate
         (in thousands)                                        Mortgage              Mortgage
                                                             Securities            Securities               Total
                                               -------------------------------------------------------------------
         Principal Amount                                      $237,929               $24,826             $262,755
         Unamortized Premium                                      2,743                   194                2,937
                                               -------------------------------------------------------------------
         Amortized Cost                                         240,672                25,020              265,692
         Unrealized Gains                                           162                    41                  203
         Unrealized Losses                                          (15)                    0                  (15)
                                               -------------------------------------------------------------------
         Fair Value                                            $240,819               $25,061             $265,880
                                               ===================================================================

         The contractual final maturity of the mortgage loans supporting the mortgage-backed securities is generally 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         The Company did not sell securities or realize any gains or losses in the period ended March 31, 1998.

         The adjustable rate mortgage-backed securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed securities' interest rate can change during any given period and over the life of the asset. At March 31, 1998, the average periodic cap on the adjustable rate mortgage assets was 1.9% per annum and the average lifetime cap was equal to 11.4%. At December 31, 1997, the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.4%.


NOTE 4 - HEDGING ASSETS

         The Company enters into derivative financial instruments for purposes of managing interest rate risk, and does not enter into such instruments for trading or speculative purposes. The Company's mortgage-backed securities include adjustable rate mortgage products that are funded primarily by short-term borrowings. Because these securities are subject to lifetime interest rate caps, the Company faces the risk in a rising interest rate environment that yields earned on the securities will cease to increase when these cap levels are reached, while borrowing costs continue to rise. In order to mitigate the impact of rising interest rates on the cost of its short-term borrowings, the Company has entered into interest rate cap agreements.

         Hedging assets consisted of London Interbank Offered Rate ("LIBOR") based interest rate cap agreements as follows:

                                                                At March 31, 1998             At December 31, 1997
                                                        -------------------------------------------------------------
                               Notional Amount                     $900,000,000                   $500,000,000
                               Average Contract Rate                  10.4%                          10.0%
                               Average Final Maturity           January 24, 2002               December 24, 2001


         Under these agreements, the Company will receive cash payments to the extent of the excess of three month LIBOR over the agreements' contract rate times the notional amount.

         The Company expects the level of its short-term borrowings to reach approximately the $900,000,000 level of purchased interest rate protection during the quarter ended June 30, 1998.


NOTE 5 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

         At March 31, 1998, the Company had outstanding $597,282,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.52% and a maturity of 6.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $600,829,000.

         At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

         For the quarter ended March 31, 1998, the average reverse repurchase agreement balance was $287,088,000 with a weighted average interest cost of 5.59%. The maximum reverse repurchase agreement balance outstanding during the quarter ended March 31, 1998 was $597,282,000.



NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the amortized cost and estimated fair values of the Company's financial instruments. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

                                                           At March 31, 1998                          At December 31, 1997
                                                   Amortized Cost        Fair Value             Amortized Cost        Fair Value
                                              ----------------------------------------     ---------------------------------------
         Mortgage-backed securities                      $761,218          $762,953                   $265,692          $265,880
         Hedging assets                                       242               242                        174               174

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


NOTE 7 - STOCK REPURCHASE PROGRAM

         On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. The Company repurchased 197,700 shares of its Common Stock pursuant to the program during the quarter ended March 31, 1998. The average price per share repurchased was $12.82. The repurchased shares are held in treasury at cost.

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

         The Company paid the Manager $173,000 in base management compensation in accordance with the terms of the Management Agreement for the quarter ended March 31, 1998.

         The Company will also pay the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

         The Company did not accrue for or pay the Manager any incentive compensation for the quarter ended March 31, 1998.

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

         No options were granted under the 1997 Stock Option Plan during the quarter ended March 31, 1998. The Company recognized compensation expense of $28,000 during the quarter ended March 31, 1998 for stock options previously granted to non-employees.

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                                                 Quarter Ended
                                                                                March 31, 1998
                                                                              ------------------

         Net income - as reported                                                   $564,000
         Net income - pro forma                                                      533,000

         Basic and diluted earnings per share - as reported                         $   0.09
         Basis and diluted earnings per share - pro forma                           $   0.08

         The fair value of each option grant was estimated to be $1.05 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 11% per annum; expected volatility of 30%; risk free interest rate of 5.82% per annum; and an expected life of 10 years.

         Information regarding stock option activity for the quarter ended March 31, 1998 is as follows:

                                                                                         Shares
                                                                                    -----------------
         Outstanding, beginning of period                                                400,000
         Exercised                                                                          -
         Expired                                                                            -
                                                                                    -----------------
         Outstanding, end of period                                                      400,000
                                                                                    =================

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

          Subsequent to March 31, 1998, the Company began definitive settlement negotiations with the plaintiff to resolve the pending litigation. Although there can be no assurance that the matter will be resolved favorably in a timely manner, the Company anticipates entering into a settlement agreement with the plaintiff that will not have a material impact on the financial statements or operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain information contained in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "intend," "continue," or "believes" or the negatives thereof or other variations thereon or comparable terminology. Some important factors that would cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among others. In addition, the degree of risk is increased by the company's leveraging of its assets.

                                    GENERAL

Apex Mortgage Capital, Inc. (the "Company"), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, single-family real estate mortgage securities and mortgage loans. The Company commenced operations on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's common stock. The Company's principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is
(213) 244-0440.

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

The day-to-day operations of the Company are managed by the Manager subject to the direction and oversight of the Company's Board of Directors, a majority of whom are unaffiliated with the Manager. The Manager is a wholly-owned subsidiary of TCW Group Inc. ("TCW"). The Manager was established in 1992 and TCW began operations in 1971 through one of its affiliates. The Company's investment management team consists of selected members of TCW's mortgage-backed securities group, all of whom have over ten years of experience in raising and managing mortgage capital. The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager's current business operations, among other reasons.


                                    STRATEGY

To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company's strategy is to:

 .  purchase primarily single-family mortgage assets;

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

 . finance purchases of mortgage assets with the net proceeds of equity offerings and to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will generally reflect changes in short-term market interest rates;

 . seek to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate hedged basis, generally correspond to the interest rate adjustment periods and weighted average lives of its mortgage assets financed with leverage and

 . utilize interest rate caps, swaps and similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its mortgage assets during a period of rising interest rates.

The Company has established the foregoing strategies along with certain operating policies and procedures to implement them. However, these strategies and policies may be modified or waived by the Board of Directors at any time without the consent or approval of the Company's stockholders. The ultimate effect of any such changes is uncertain.


FINANCIAL CONDITION
-------------------

MORTGAGE ASSETS

At March 31, 1998, the Company held $762,953,000 of mortgage assets as compared to $265,880,000 at December 31, 1997. The original maturity of a significant portion of the mortgage assets is approximately thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of mortgage assets held listed by security type (dollars in thousands):


                                                        March 31, 1998                         December 31, 1997
                                         ---------------------------------------------------------------------------------

                                                Carrying            Percent of           Carrying            Percent of
      Mortgage-Backed Securities                 Value              Portfolio             Value              Portfolio
      --------------------------------------------------------------------------------------------------------------------
      Adjustable Rate (1)                       $654,908              85.8%              $240,819              90.6%
      Fixed Rate                                 108,045              14.2%                25,061               9.4%
                                                --------             -----               --------             -----
           Totals                               $762,953             100.0%              $265,880             100.0%
                                                ========             =====               ========             =====

      (1) At March 31, 1998, the interest rate indices for 98% and 2% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively. At December 31, 1997, the interest rate index for all adjustable rate mortgage securities was based on the one-year U.S. Treasury rate.

The following table shows various weighted average characteristics of the mortgage assets held by the Company:

                                                               Weighted Average Values
                                 -----------------------------------------------------------------------------------------------

                                                At March 31, 1998                           At December 31, 1997
                                                -----------------                           --------------------

                                         Adj.           Fixed                            Adj.          Fixed
                                         Rate            Rate            Total           Rate           Rate            Total
                                 ------------------------------------------------     ------------------------------------------
    Current coupon                       6.38%           6.91%            6.46%          6.14%          7.50%            6.27%

    Coupon if fully indexed              7.44%           6.91%            7.36%          7.74%          7.50%            7.72%

    Months until next reset               7.6             N/A              N/A            7.2            N/A              N/A

    Weighted Avg. Life

    In months (1)                         N/A              22              N/A            N/A             11              N/A

    Amortized cost basis               101.29%          99.46%          101.03%        101.12%        100.78%          101.11%

    Annual periodic cap                  1.86%            N/A              N/A           2.00%           N/A              N/A

    Lifetime cap rate                   11.41%            N/A              N/A          11.44%           N/A              N/A

       (1) The weighted average life of the fixed rate mortgage securities is based upon market prepayment expectations as of the dates shown. The actual weighted average life could be longer or shorter depending on the actual prepayment rates experienced over the life of the securities.


HEDGING ASSETS

The Company enters into derivative financial instruments for purposes of managing interest rate risk. The Company's mortgage-backed securities include adjustable rate mortgage products that are funded primarily by short-term borrowings. Because these securities are subject to lifetime interest rate caps, the Company faces the risk in a rising interest rate environment that yields earned on the securities will cease to increase when these cap levels are reached, while borrowing costs continue to rise. In order to mitigate the impact of rising interest rates on the cost of its short-term borrowings, the Company has entered into interest rate cap agreements.

Hedging assets consisted of London Interbank Offered Rate ("LIBOR") based interest rate cap agreements as follows:

                                          At March 31, 1998             At December 31, 1997
                                  -------------------------------------------------------------
         Notional Amount                    $900,000,000                   $500,000,000
         Average Contract Rate                 10.4%                          10.0%
         Average Final Maturity           January 24, 2002               December 24, 2001

Under these agreements, the Company will receive cash payments to the extent of the excess of three-month LIBOR over the agreements' contract rate times the notional amount.


LIABILITIES

The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

At March 31, 1998, the Company had outstanding $597,282,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.52% and a maturity of 6.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $600,829,000.

At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

The Company had $90,637,000 and $90,492,000 of other liabilities at March 31, 1998 and December 31, 1997, respectively, consisting primarily of payables for unsettled securities. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

For quarter ended March 31, 1998, the Company's net income was $564,000, or $0.09 per share on both a basic and diluted basis, based on a weighted average of 6,603,000 shares outstanding. Net interest income for the period was $896,000 consisting of interest income on mortgage assets and cash balance less interest expense on reverse repurchase agreements. The Company incurred operating expenses of $332,000 for the quarter consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return. The Company currently intends to distribute 100% of its taxable net income each year.

The Company anticipates that it will experience differences between its net income based on generally accepted accounting principles ("GAAP") and its taxable net income due primarily to differences in the methods used to amortize purchase premiums and discounts and to the recognition of certain compensation expenses that are not recognized for tax purposes.

The following table provides a reconciliation between the Company's GAAP net income and its taxable net income for the three months ended March 31, 1998:


                                                                  (dollars in thousands)
Description                                                  GAAP               Tax             Difference
                                                             ----               ---             ----------
Coupon Interest Income                                     $ 5,839            $ 5,839                  -
Less Amortization Expense                                      932                177                755
                                                           ---------------------------------------------
Net Interest Income                                          4,907              5,662                755
                                                           ---------------------------------------------
Interest Expense                                             4,011              4,011                  -
                                                           ---------------------------------------------

Net Operating Income                                           896              1,651                755

Stock Option Expense                                            28                  -                 28
Other G & A Expenses                                           304                300                  -
                                                           ---------------------------------------------
Total G & A Expenses                                           332                300                 28
                                                           ---------------------------------------------

Net Income                                                     564              1,351                783
                                                           =============================================


The difference in amortization expense represents a timing difference that will reverse in future periods.

At March 31, 1998, the Company had distributed $1,180,000 in excess of reported net income due primarily to the differences between taxable and GAAP net income.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the three months ended March 31, 1998 (dollars in thousands):


                        AVERAGE BALANCE AND RATE TABLE
                            (Dollars in thousands)

                                                        For the Quarter Ended
                                                           March 31, 1998
                                          --------------------------------------------

                                             Average Balance            Effective Rate
                                          ------------------        ------------------
Interest Earning Assets:
     Mortgage Assets                          $ 351,633                     5.38%
     Cash and Cash Equivalents                   13,767                     5.26%
                                              ---------                 --------
     Total Interest Earning Assets              365,400                     5.37%
                                              ---------                 --------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements              287,087                     5.59%
                                              ---------                 --------
Net Interest Earning Assets and Spread        $  78,313                    (0.22%)
                                              =========                 ========


The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

The Company experienced a negative net interest spread during the quarter ended March 31, 1998 resulting from faster than expected prepayments on its mortgage assets. When actual prepayment experience exceeds expectations, the Company must amortize its purchase premiums over a shorter time period, resulting in a reduced yield on the Company's mortgage assets. For the three months ended March 31, 1998, the Company's mortgage assets prepaid at an approximate average annualized constant prepayment rate of 48%.

Although the Company has invested the majority of its assets in adjustable-rate mortgage securities since its initial public offering in December 1997, the Company has invested in fixed-rate mortgage assets. The Company may continue to purchase fixed-rate mortgage assets in the future should the potential returns on capital invested, after hedging and all other costs, exceed the returns available from adjustable-rate mortgage assets or if the purchase of such fixed-rate mortgage assets would serve to reduce or diversify the risks of the Company's balance sheet. If the current high level of prepayment activity in the adjustable-rate mortgage market continues, the Company may significantly increase its investments in fixed-rate mortgage assets and correspondingly reduce its adjustable-rate mortgage holdings.

On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. The Company repurchased 197,700 shares of its Common Stock pursuant to the program during the quarter ended March 31, 1998. The average price per share repurchased was $12.82. The repurchased shares are held in treasury at cost.

An additional 552,300 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.


Liquidity and Capital Resources

The Company's primary sources of funds for the quarter ended March 31, 1998 consisted of reverse repurchase agreements totaling $597,282,000. The Company expects to continue to borrow funds in the form of reverse repurchase agreements with maturities that generally correspond to the average reset date or average life of the Company's mortgage assets after taking into account certain hedging transactions. At March 31, 1998, the Company had borrowing arrangements with twelve different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

The Company will also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on the mortgage assets, for liquidity.

The Company believes that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet anticipated liquidity requirements. If the Company's cash resources are at any time insufficient to satisfy the Company's liquidity requirements, the Company may be required to liquidate mortgage assets or sell debt or additional equity securities. If required, the sale of mortgage assets at prices lower than the carrying value of such assets would result in losses.

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


EFFECTS OF INTEREST RATE CHANGES

The Company invests in adjustable-rate mortgage assets that are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage asset's interest rate can change during any given period, as well as the minimum rate payable. The Company's borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets are generally limited by caps. This problem will be magnified to the extent the Company acquires mortgage assets that are not fully indexed. Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's financial condition, cash flows and results of operations.

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

The Company also invests in fixed-rate mortgage assets that are expected to be funded with short-term borrowings. During periods of rising interest rates, the borrowing costs associated with funding such fixed-rate assets are subject to increase while the income earned on such assets may remain substantially unchanged. This would result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. The Company may enter into derivative transactions seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of the Company's mortgage assets. If prepayments are slower or faster than assumed, the life of the mortgage assets will be longer or shorter which would reduce the effectiveness of the Company's hedging techniques and may result in losses on such transactions. Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. The hedging activity of the Company will also be limited by the asset and sources of income requirements applicable to the Company as a REIT.


PART 2.      OTHER INFORMATION

Item 1.  Legal Proceedings

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

           Subsequent to March 31, 1998, the Company began definitive settlement negotiations with the plaintiff to resolve the pending litigation. Although there can be no assurance that the matter will be resolved favorably in a timely manner, the Company anticipates entering into a settlement agreement with the plaintiff that will not have a material impact on the financial statements or operations of the Company.

Item 2.  Changes in Securities

           Not Applicable

Item 3.  Defaults Upon Senior Securities

           Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
                Exhibit #27     Financial Data Schedule

         (b)  Reports on Form 8-K
                None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Apex Mortgage Capital, Inc.

Dated:   May 14, 1998

                                 By:      /s/ Philip A. Barach
                                          ---------------------------
                                          Philip A. Barach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                 By:      /s/ Daniel K. Osborne
                                          --------------------
                                          Daniel K. Osborne
                                          Executive Vice President
                                          Chief Operating Officer
                                          Chief Financial Officer
                                          (Principal Accounting Officer)