Form 10-Q
period 1998-06-30
APEX MORTGAGE CAPITAL INC
filed 1998-08-14
CIK 1045956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

                                      OR

 _______ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($0.01 par value)                    6,052,000 as of August 5, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          APEX MORTGAGE CAPITAL, INC.
                                   FORM 10-Q


                                     INDEX

                                                                                              PAGE
                                                                                              ----
PART I.    FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEETS AT JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997               3

                 STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                 (UNAUDITED)                                                                     4

                 STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED
                 JUNE 30, 1998 (UNAUDITED)                                                       5

                 STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 1998
                 (UNAUDITED)                                                                     6

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                       7

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         14


 PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                                     23

  ITEM 2.  CHANGES IN SECURITIES                                                                 23

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                       23

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   23

  ITEM 5.  OTHER INFORMATION                                                                     23

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      24

  SIGNATURES                                                                                     25

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                          APEX MORTGAGE CAPITAL, INC.

                                BALANCE SHEETS

                                                                                              JUNE 30, 1998      DECEMBER 31, 1997
                                                                                               (Unaudited)
ASSETS
           Cash and cash equivalents                                                           $ 38,867,000       $  3,085,000
           Mortgage-backed securities available-for-sale, at fair value (Note 3)                864,432,000        265,880,000
           Other investments (Note 4)                                                               113,000            174,000
           Accrued interest receivable                                                            5,349,000          1,316,000
           Principal payments receivable                                                            957,000                  -
           Receivable for unsettled securities                                                   56,593,000                  -
           Other assets                                                                             752,000            852,000
                                                                                               ------------       ------------
                                                                                               $967,063,000       $271,307,000
                                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

            Reverse repurchase agreements (Note 5)                                             $753,752,000       $ 87,818,000
            Payable for unsettled securities                                                    120,860,000         88,638,000
            Accrued interest payable                                                              3,898,000            110,000
            Dividend payable                                                                      1,560,000            268,000
            Accrued expenses and other liabilities                                                1,133,000          1,476,000
                                                                                               ------------       ------------
                                                                                                881,203,000        178,310,000
                                                                                               ------------       ------------

     Commitments and contingencies (Notes 10 and 11)

     Stockholders' Equity

            Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized;
                 no shares outstanding
            Common Stock, par value $0.01 per share; 100,000,000 shares
                 authorized; 6,700,100 shares outstanding (Notes 8 and 9)                            67,000             67,000
            Additional paid-in-capital                                                           92,916,000         92,860,000
            Accumulated other comprehensive income                                                1,444,000            188,000
            Accumulated dividend distributions in excess of net income                           (2,131,000)          (118,000)
            Treasury stock, at cost (535,000 shares) (Note 7)                                    (6,436,000)                 -
                                                                                               ------------       ------------
                                                                                                 85,860,000         92,997,000
                                                                                               ------------       ------------
                                                                                               $967,063,000       $271,307,000
                                                                                               ============       ============

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS        SIX MONTHS
                                                                   ENDED              ENDED
                                                               JUNE 30, 1998      JUNE 30, 1998
INTEREST INCOME:
   Mortgage-backed securities                                    $9,224,000        $13,949,000
   Cash and cash equivalents                                        274,000            456,000
                                                                 ----------        -----------
                                                                  9,498,000         14,405,000

INTEREST EXPENSE                                                  8,999,000         13,010,000

                                                                 ----------        -----------
NET INTEREST INCOME                                                 499,000          1,395,000
                                                                 ----------        -----------

GAINS ON INVESTMENT TRANSACTIONS, NET                               469,000            469,000

GENERAL AND ADMINISTRATIVE EXPENSES:
   Management fee (Note 8)                                          161,000            334,000
   Audit and tax fees                                                11,000             23,000
   Insurance expense                                                 67,000            133,000
   Directors' fees                                                   20,000             40,000
   Stock Option expense                                              28,000             56,000
   Other                                                             72,000            105,000
                                                                 ----------        -----------
                                                                    359,000            691,000
                                                                 ----------        -----------

NET INCOME                                                       $  609,000        $ 1,173,000
                                                                 ==========        ===========


   Basic                                                         $     0.10        $      0.18
                                                                 ==========        ===========
   Diluted                                                       $     0.10        $      0.18
                                                                 ==========        ===========

Weighted Average Number of Shares Outstanding:
   Basic                                                          6,387,000          6,495,000
                                                                 ==========        ===========
   Diluted                                                        6,387,000          6,495,000
                                                                 ==========        ===========

Dividends Declared Per Share                                     $     0.25        $      0.50
                                                                 ==========        ===========

See accompanying notes to financial statements

                          Apex Mortgage Capital, Inc.

                       Statement of Stockholders' Equity
                Three Months and Six Months Ended June 30, 1998
                                  (Unaudited)

                                                                                     Accumulated
                                            Common Stock             Additional         Other
                                      -------------------------        Paid-in      Comprehensive
                                        Shares         Amount          Capital         Income
                                      ----------     ----------     ------------    -------------
Balance, December 31, 1997             6,700,100     $   67,000     $ 92,860,000     $   188,000

Repurchases of common stock                    -              -                -               -

Issuance of stock options
 to non-employees (Note 9)                     -              -           28,000               -

Net income                                     -              -                -               -

Other comprehensive income:
  Net unrealized gain on
  mortgage-backed securities
  available-for-sale                           -              -                -       1,547,000

Comprehensive income


Dividends declared                             -              -                -               -
                                      ----------     ----------     ------------    ------------

Balance, March 31, 1998                6,700,100     $   67,000     $ 92,888,000     $ 1,735,000

Repurchases of common stock                    -              -                -               -

Issuance of stock options
  to non-employees (Note 9)                    -              -           28,000               -

Net income                                     -              -                -               -

Other comprehensive income:
  Net unrealized gain (loss) on
  mortgage-backed securities
  available-for-sale                           -              -                -        (291,000)


Comprehensive income                           -              -                -               -


Dividends declared                             -              -                -               -
                                      ----------     ----------     ------------    ------------
Balance, June 30, 1998                 6,700,100     $   67,000     $ 92,916,000     $ 1,444,000
                                      ==========     ==========     ============     ===========

                                      Accumulated
                                        Dividend
                                      Distribution                      Treasury
                                      In Excess of    Comprehensive       Stock,
                                       Net Income        Income          At Cost            Total
                                      ------------    -------------    ------------      ------------
Balance, December 31, 1997            $  (118,000)     $        -      $          -      $ 92,997,000

Repurchases of common stock                     -               -        (2,535,000)       (2,535,000)

Issuance of stock options
 to non-employees (Note 9)                      -               -                 -            28,000

Net income                                564,000         564,000                 -           564,000

Other comprehensive income:
  Net unrealized gain on
  mortgage-backed securities
  available-for-sale                            -       1,547,000                 -         1,547,000
                                                       ----------
Comprehensive income                                   $2,111,000
                                                       ==========

Dividends declared                     (1,626,000)                                -        (1,626,000)
                                      -----------                      ------------      ------------

Balance, March 31, 1998               $(1,180,000)     $        -      $ (2,535,000)     $ 90,975,000

Repurchases of common stock                     -               -        (3,901,000)       (3,901,000)

Issuance of stock options
  to non-employees (Note 9)                     -               -                 -            28,000

Net income                                609,000         609,000                 -           609,000

Other comprehensive income:
  Net unrealized gain (loss) on
  mortgage-backed securities
  available-for-sale                            -        (291,000)                -          (291,000)

                                                       ----------
Comprehensive income                                   $  318,000
                                                       ==========

Dividends declared                     (1,560,000)                                -        (1,560,000)
                                      -----------                      ------------      ------------
Balance, June 30, 1998                $(2,131,000)                     $ (6,436,000)     $ 85,860,000
                                      ===========                      ============      ============

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                     THREE MONTHS           SIX MONTHS
                                                                        ENDED                  ENDED
                                                                    JUNE 30, 1998          JUNE 30, 1998
OPERATING ACTIVITIES:
  Net Income                                                        $     609,000         $     1,173,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization                                                     1,764,000               2,735,000
       Net gain on sale of mortgage-backed securities                    (469,000)               (469,000)
       Change in assets and liabilities:
         Accrued interest receivable                                   (1,220,000)             (4,033,000)
         Principal payments receivable                                  4,652,000                (957,000)
         Receivable for unsettled securities                          (56,593,000)            (56,593,000)
         Other Assets                                                      52,000                 100,000
         Payable for unsettled securities                              33,766,000              32,222,000
         Accrued interest payable                                       2,520,000               3,788,000
         Accrued expenses and other liabilities                           594,000                (342,000)
                                                                    -------------         ---------------
         Net cash used in operating activities                        (14,325,000)            (22,376,000)
                                                                    -------------         ---------------

INVESTING ACTIVITIES:
   Purchase of mortgage-backed securities                            (684,451,000)         (1,242,095,000)
   Proceeds from sales of mortgage-backed securities                  461,602,000             461,602,000
   Principal payments on mortgage-backed securities                   119,941,000             181,127,000
   Purchase of hedging assets                                                 -                   (80,000)
                                                                    -------------         ---------------
         Net cash used in investing activities                       (102,908,000)           (599,446,000)
                                                                    -------------         ---------------

FINANCING ACTIVITIES:
   Net proceeds from reverse repurchase agreements                    156,470,000             665,934,000
   Dividend distributions                                              (1,626,000)             (1,894,000)
   Purchase of treasury stock                                          (3,901,000)             (6,436,000)
                                                                    -------------         ---------------
         Net cash provided by financing activities                    150,943,000             657,604,000
                                                                    -------------         ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              33,710,000              35,782,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,157,000               3,085,000
                                                                    -------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  38,867,000         $    38,867,000
                                                                    =============         ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $   6,463,000         $     9,193,000
                                                                    =============         ===============

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Net unrealized gain (loss) on mortgage-backed
      securities available-for-sale                                 $    (291,000)        $     1,256,000
                                                                    =============         ===============

   Dividends declared, not yet paid                                 $   1,560,000         $     1,560,000
                                                                    =============         ===============

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          QUARTER ENDED JUNE 30, 1998
                                  (UNAUDITED)


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

     The Company's policy is to generally classify its mortgage-backed securities as available-for-sale. The mortgage-backed securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

  Other Investments

     Other investments are held at fair value to the extent that they do not qualify as hedging instruments. Changes in fair value are recorded as an adjustment to net income. Other investments that qualify as hedging instruments are recorded at amortized cost.

  Interest Rate Hedging Transactions

     The Company enters into interest rate swap and interest rate cap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. Amounts payable or receivable from such agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense. Premiums paid for cap agreements accounted for as hedges are recorded as other investments and amortized over the lives of such agreements as an adjustment to interest expense.

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

  Credit Risk

     At June 30, 1998, the Company has limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities that are either rated "AAA" by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies. At June 30, 1998, all of the Company's mortgage-backed securities have an actual or implied "AAA" rating.

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

  Comprehensive Income

     During the six months ended June 30, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company will adopt the reporting requirements of SFAS No. 133 by the first quarter of 2000. An earlier adoption may be made if circumstances warrant. The Company expects the impact of the adoption of the reporting requirements of SFAS No. 133 to include the recording of the approximate fair value of the Company's interest rate swaps as comprehensive income.

NOTE 3 - MORTGAGE-BACKED SECURITIES

     At June 30, 1998, mortgage-backed securities consisted of the following:


                                                 Adjustable Rate       Fixed Rate Mortgage
(in thousands)                                 Mortgage Securities         Securities                Total
                                               -------------------------------------------------------------
Principal Amount                                     $91,386                $769,490              $860,876
Unamortized Premium (Discount)                         1,529                     583                 2,112
                                               -------------------------------------------------------------
Amortized Cost                                        92,915                 770,073               862,988
Unrealized Gains                                          22                   2,048                 2,070
Unrealized Losses                                       (219)                   (407)                 (626)
                                               -------------------------------------------------------------
Fair Value                                           $92,718                $771,714              $864,432
                                               =============================================================


     At December 31, 1997, mortgage-backed securities consisted of the following:


                                                 Adjustable Rate       Fixed Rate Mortgage
(in thousands)                                 Mortgage Securities         Securities            Total
                                               ----------------------------------------------------------
Principal Amount                                    $237,929               $24,826             $262,755
Unamortized Premium                                    2,743                   194                2,937
                                               ----------------------------------------------------------
Amortized Cost                                       240,672                25,020              265,692
Unrealized Gains                                         162                    41                  203
Unrealized Losses                                        (15)                    0                  (15)
                                               ----------------------------------------------------------
Fair Value                                          $240,819               $25,061             $265,880
                                               ==========================================================

     The contractual final maturity of the mortgage loans supporting the mortgage-backed securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

     The adjustable rate mortgage-backed securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At June 30, 1998, the average periodic cap on the adjustable rate mortgage assets was 1.9% per annum and the average lifetime cap was equal to 11.6%. At December 31, 1997, the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.4%.

     During the quarter ended June 30, 1998 the Company realized $582,000 in gains on the sale of $461.6 million of adjustable rate mortgage-backed securities which were classified as available-for-sale.

NOTE 4 - OTHER INVESTMENTS

     Other investments includes the carrying value of purchased interest rate caps, entered into by the Company in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. As discussed in
     Note 10, the Company entered into certain interest rate swap transactions during June, 1998. The execution of these swaps eliminated the need for a portion of the cap protection previously purchased. As such a portion of the caps are no longer effective as a hedge and are no longer accounted for as such (see Note 2).

     The terms of outstanding interest rate cap agreements are as follows:

                                  At June 30, 1998             At December 31, 1997
                                  -------------------------------------------------
Notional Amount                      $900,000,000                  $500,000,000
Average Contract Rate                   10.4%                         10.0%
Average Final Maturity             January 24, 2002              December 24, 2001

     Under these agreements, the Company will receive cash payments to the extent of the excess of three month London Interbank Offered Rate ("LIBOR") over the agreements' contract rate times the notional amount.

NOTE 5 - REVERSE REPURCHASE AGREEMENTS

     The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

     At June 30, 1998, the Company had outstanding $753,752,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.62% and a maturity of 3.2 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $768,283,000.

     At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

     For the quarter ended June 30, 1998, the average reverse repurchase agreement balance was $639,029,000 with a weighted average interest cost of 5.60%. The maximum reverse repurchase agreement balance outstanding during the quarter ended June 30, 1998 was $753,752,000.

     For the six months ended June 30, 1998, the average reverse repurchase agreement balance was $464,031,000 with a weighted average interest cost of 5.58%. The maximum reverse repurchase agreement balance outstanding during the six months ended June 30, 1998 was $753,752,000.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the amortized cost and estimated fair values of the Company's financial instruments. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

                                               At June 30, 1998                          At December 31, 1997

                                       Carrying Amount      Fair Value               Carrying Amount      Fair Value
                                       -------------------------------               -------------------------------
Mortgage-backed securities               $862,988            $864,432                    $265,692          $265,880
Other Investments                             113                  83                         174               174
Interest Rate Swaps                             -              (1,212)                          -                 -


     Management bases its fair value estimates for mortgage-backed securities and other investments primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.


NOTE 7 - STOCK REPURCHASE PROGRAM

     On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. The Company repurchased 337,300 shares of its common stock during the second quarter and 535,000 shares for the six months ended June 30, 1998. The average price per share repurchased during the quarter and the six months ended June 30, 1998 was $11.57 and $12.03, respectively. The repurchased shares are held in treasury at cost in the financial statements herein.

     An additional 215,000 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.


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

     The Company paid the Manager $161,000 in base management compensation in accordance with the terms of the Management Agreement for the quarter ended June 30, 1998. The Company paid the Manager $334,000 in base management compensation for the six months ended June 30, 1998.

     The Company will also pay the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

     The Company did not accrue for or pay the Manager any incentive compensation for the quarter or six months ended June 30, 1998.

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

     No options were granted under the 1997 Stock Option Plan during the quarter or six months ended June 30, 1998. The Company recognized compensation expense of $28,000 during the quarter ended June 30, 1998 for stock options previously granted to non-employees. The Company recognized compensation expense of $56,000 during the six months ended June 30, 1998 for stock options previously granted to non-employees.

     If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                              Quarter Ended           Six Months Ended
                                                              June 30, 1998            June 30, 1998
                                                             -----------------------------------------
Net income - as reported                                         $609,000                  $1,173,000
Net income - pro forma                                            578,000                   1,111,000

Basic and diluted earnings per share - as reported               $   0.10                  $     0.18
Basis and diluted earnings per share - pro forma                 $   0.09                  $     0.17

     The fair value of each option grant was estimated to be $1.05 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 11% per annum; expected volatility of 30%; risk free interest rate of 5.82% per annum; and an expected life of 10 years.

     Information regarding stock option activity for the quarter and six months ended June 30, 1998 is as follows:

                                                                                Shares
                                                                              ----------
Outstanding, beginning of period                                               400,000
Exercised                                                                            -
Expired                                                                              -
                                                                              ----------
Outstanding, end of period                                                     400,000
                                                                              ==========

     The remaining contractual life of each option is ten years. The options vest in three equal installments on February 3, 1999, December 3, 1999 and December 3, 2000.

NOTE 10 - CONTRACTUAL COMMITMENTS

     During the quarter ended June 30, 1998 the Company entered into interest rate swap agreements with original notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

         Current
    Notional Amount                                                              Termination     Unrealized
         (000)                   Type              Fixed Rate   Floating Rate       Date        Gains (Losses)
-------------------------------------------------------------------------------------------------------------
         $ 95,000           Interest Rate Swap        5.880%     1Mo LIBOR         5/29/00         $  (235)
           30,000           Interest Rate Swap        5.905%     1Mo LIBOR         6/30/00             (91)
           29,000           Interest Rate Swap        5.765%     1Mo LIBOR         7/25/00               4
           63,000           Interest Rate Swap        5.775%     1Mo LIBOR         8/25/00               9
           60,000           Interest Rate Swap        5.900%     1Mo LIBOR         5/18/01            (179)
          100,000           Interest Rate Swap        5.883%     1Mo LIBOR         5/25/01            (226)
          130,288           Interest Rate Swap        5.905%     1Mo LIBOR         5/25/01            (327)
           57,000           Interest Rate Swap        5.750%     1Mo LIBOR         7/14/01              53
           65,000           Interest Rate Swap        5.791%     1Mo LIBOR         7/25/01               4
           48,803           Interest Rate Swap        5.960%     1Mo LIBOR         5/15/02            (224)
                                                                                                   -------
                                                                                                   $(1,212)
                                                                                                   -------

NOTE 11 - CONTINGENCIES

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

     During the quarter ended June 30, 1998, the Company entered into a settlement agreement with the plaintiff that resolved the matter. The agreement was reached without material impact on the financial statements or operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect,"
"anticipate," "estimate," "intend," "continue," or "believes" or the negatives thereof or other variations thereon or comparable terminology. Discussed below are some important factors that would cause actual results to differ materially from those in any forward-looking statements, including changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among others. In addition, the degree of risk is increased by the company's leveraging of its assets. For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see "Risk Factors" in the Prospectus included in the Registration Statement on Form S-11 (333-36069) filed by the Company on November 29, 1997 and incorporated by reference as Exhibit 99.1 in the Company's annual report on Form 10-K for the year ended December 31, 1997. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its mortgage assets and the cost of its borrowings. The Company will elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company should not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

The goal of the Company is to be an efficient investor in mortgage assets. The Company generally acquires mortgage assets primarily in the secondary mortgage market through the operational experience and market relationships of TCW Investment Management Company (the "Manager") and its affiliates.

The day-to-day operations of the Company are managed by the Manager subject to the direction and oversight of the Company's Board of Directors, a majority of whom are unaffiliated with the Manager. The Manager is a wholly-owned subsidiary of The TCW Group, Inc. ("TCW"). The Manager was established in 1992 and TCW began operations in 1971 through one of its affiliates. The Company's investment management team consists of selected members of TCW's mortgage-backed securities group, all of whom have over ten years of experience in raising and managing mortgage capital. The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager's current business operations, among other reasons.


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

During the quarter, the Company modified its emphasis on investing primarily in adjustable-rate mortgage assets. Under the new policy as approved by the Company's Board of Directors (including all of the independent directors who are not affiliated with the Manager or TCW), the Company will be able to invest in either fixed-rate mortgage assets or adjustable-rate mortgage assets without a defined allocation to either asset category. Investments in fixed-rate mortgage assets funded with borrowings are generally expected to be combined with hedging instruments in order to mitigate interest rate risk to the extent possible. See "Hedging Instruments and Other Investments" and "Effects of Interest Rate Changes" below. The Company also refined its interest rate risk management policy in light of a potential shift toward fixed-rate investments. Whereas the previous policy generally required that the weighted average time to reset on the Company's mortgage assets and borrowings remain within 90 days, the new policy targets the difference between the weighted average duration of the Company's mortgage assets and the related borrowings used for funding to one year or less, taking into account all hedging transactions. At a meeting in May, 1998, the Board approved amending the Company's Investment Policy, Asset Acquisition Policy and Interest Rate Risk Management Policy to reflect the foregoing policy changes, copies of which are attached as Exhibits to this Form 10-Q.

Prepayment rates on mortgage assets are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the control of the Company, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage asset interest rates, prepayments on mortgage assets generally increase. If general interest rates decline as well, the proceeds of such payments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the mortgage assets that were prepaid. In addition, the market value of the mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage assets generally decrease, in which case the Company would not have the prepayment proceeds available to invest in assets with higher yields. Prepayment of mortgage assets in such interest rate environments could negatively impact the Company's financial condition, cash flows and results of operations.

The Company has established the foregoing strategies along with certain operating policies and procedures to implement them. However, these strategies and policies may be modified or waived by the Board of Directors at any time without the consent or approval of the Company's stockholders. The ultimate effect of any such changes is uncertain.


FINANCIAL CONDITION
-------------------

MORTGAGE ASSETS

At June 30, 1998, the Company held $864,432,000 of mortgage assets as compared to $265,880,000 at December 31, 1997. The original maturity of a significant portion of the mortgage assets ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of mortgage assets held listed by security type (dollars in thousands):

                                               June 30, 1998                       December 31, 1997
                                      -----------------------------------------------------------------
                                       Carrying           Percent of        Carrying         Percent of
Mortgage-Backed Securities               Value            Portfolio          Value           Portfolio
-------------------------------------------------------------------------------------------------------
Adjustable Rate (1)                     $ 92,718             10.7%           $240,819            90.6%
Fixed Rate                               771,714             89.3%             25,061             9.4%
                                        --------            -----            --------           -----
     Totals                             $864,432            100.0%           $265,880           100.0%
                                        ========            =====            ========           =====

     (1) At June 30, 1998, the interest rate indices for 95% and 5% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively. At December 31, 1997, the interest rate index for all adjustable rate mortgage securities was based on the one-year U.S. Treasury rate.

The following table shows various weighted average characteristics of the mortgage assets held by the Company at June 30, 1998 (dollars in thousands):

                                                     Percent of                                                   Weighted
                                                      Total Par      Amortized       Market       Current          Average
Security Type                          Par Amount      Amount       Cost Basis       Price        Coupon           Life (1)
----------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs         $330,245       38.4%         100.48%       100.51%         6.51%            3.5
20 Year Agency Pass-throughs              123,213       14.3%         100.41%       100.18%         6.50%            5.7
AAA CMOs                                  316,032       36.7%          99.49%       100.07%         6.81%            2.7
                                         --------      -----          ------        ------          ----             ---
Total Fixed Rate Holdings                 769,490       89.4%         100.08%       100.29%         6.63%            3.5

Adjustable Rate Holdings                   91,386       10.6%         101.67%       101.46%         6.90%            0.9
                                         --------      -----          ------        ------          ----             ---

Total Portfolio                          $860,876      100.0%         100.25%       100.42%         6.66%            3.2
                                         ========      =====          ======        ======          ====             ===

The following table shows various weighted average characteristics of the mortgage assets held by the Company at December 31, 1998 (dollars in thousands):

                                                     Percent of                                                    Weighted
                                                      Total Par       Amortized                      Current       Average
Security Type                          Par Amount      Amount        Cost Basis     Market Price     Coupon        Life (1)
-----------------------------------------------------------------------------------------------------------------------------
Fixed Rate Agency CMO                    $ 24,826        9.5%         100.78%        100.95%         7.50%            0.9

Adjustable Rate Holdings                  237,929       90.5%         101.12%        101.21%         6.90%            0.6
                                         --------      -----          ------         ------          ----             ---

Total Portfolio                          $262,755      100.0%         101.11%        101.19%         6.66%            0.6
                                         ========      =====          ======         ======          ====             ===

     (1) The weighted average life of the fixed rate mortgage securities is based upon market prepayment expectations as of the dates shown. The actual weighted average life could be longer or shorter depending on the actual prepayment rates experienced over the life of the securities. The weighted average life shown for the adjustable rate mortgage assets represents the average time until the next coupon reset date. All averages are shown in years.

HEDGING INSTRUMENTS AND OTHER INVESTMENTS

The Company utilizes interest rate caps, swaps and similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its mortgage assets during a period of rising interest rates. The Company is currently utilizing both interest rate cap and interest rate swap agreements.

Interest rate cap agreements consisted of London Interbank Offered Rate ("LIBOR") based agreements as follows:

                                  At June 30, 1998             At December 31, 1997
                              -------------------------------------------------------
Notional Amount                    $900,000,000                   $500,000,000
Average Contract Rate                  10.4%                          10.0%
Average Final Maturity           January 24, 2002               December 24, 2001

Under these agreements, the Company will receive cash payments to the extent of the excess of three-month LIBOR over the agreements' contract rate times the notional amount. The interest rate cap agreements are reported as other investments on the balance. A portion of the interest rate cap agreements do not qualify for hedge accounting now that the Company has entered into additional hedging transactions as discussed below.

During the quarter, the Company entered into interest rate swap agreements with current notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

     Current
 Notional Amount                                                        Termination     Unrealized
      (000)                Type              Fixed Rate  Floating Rate      Date       Gains (Losses)
----------------------------------------------------------------------------------------------------------
       $ 95,000     Interest Rate Swap        5.880%     1Mo LIBOR         5/29/00         $  (235)
         30,000     Interest Rate Swap        5.905%     1Mo LIBOR         6/30/00             (91)
         29,000     Interest Rate Swap        5.765%     1Mo LIBOR         7/25/00               4
         63,000     Interest Rate Swap        5.775%     1Mo LIBOR         8/25/00               9
         60,000     Interest Rate Swap        5.900%     1Mo LIBOR         5/18/01            (179)
        100,000     Interest Rate Swap        5.883%     1Mo LIBOR         5/25/01            (226)
        130,288     Interest Rate Swap        5.905%     1Mo LIBOR         5/25/01            (327)
         57,000     Interest Rate Swap        5.750%     1Mo LIBOR         7/14/01              53
         65,000     Interest Rate Swap        5.791%     1Mo LIBOR         7/25/01               4
         48,803     Interest Rate Swap        5.960%     1Mo LIBOR         5/15/02            (224)
-----------------                                                                          -------
       $678,091                                                                            $(1,212)
=================                                                                          ========

The weighted average coupon the Company pays on the interest rate swap agreements at June 30, 1998 was 5.86%. The weighted average life of the agreements at June 30, 1998 was 2.4 years.

There can be no assurance that the Company will enter into hedging activities or that, if entered into, such activities will have the desired beneficial impact on the Company's results of operations or financial condition. Moreover, no hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

Hedging involves risk and typically involves costs, including transaction costs. Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates. The Company may increase its hedging activity and, thus, increase its hedging costs during such periods when interest rates are volatile or rising and hedging costs have increased. The Company intends generally to hedge as much of the interest rate risk as the Manager determines is in the best interest of the shareholders of the Company given the cost of such hedging transactions and the Company's desire to maintain its status as a REIT. The Company's policies do not contain specific requirements as to the percentages or amount of interest rate risk which the Manager is required to hedge.

LIABILITIES

The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

At June 30, 1998, the Company had outstanding $753,752,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.62% and a maturity of 3.2 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $768,283,000.

At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

The Company had $127,451,000 and $90,492,000 of other liabilities at June 30, 1998 and December 31, 1997, respectively, consisting primarily of payables for unsettled securities. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

For the quarter ended June 30, 1998, the Company's net income was $609,000, or $0.10 per share on both a basic and diluted basis, based on a weighted average of 6,387,000 shares outstanding. Net interest income for the period was $499,000 consisting of interest income on mortgage assets and cash balance less interest expense on reverse repurchase agreements. The Company reported a net gain primarily on the gains on investment transactions, net of $469,000. The Company incurred operating expenses of $359,000 for the quarter consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return. The Company currently intends to distribute approximately 100% of its taxable net income each year.

The Company anticipates that it will experience differences between its net income based on generally accepted accounting principles ("GAAP") and its taxable net income due primarily to differences in the methods used to amortize purchase premiums and discounts and to the recognition of certain compensation expenses that are not recognized for tax purposes. However, the taxable income information shown on a quarter by quarter basis is subject to change upon the final filing of the Company's annual income tax return. As the Company's dividend distributions are generally based on expectations of annual earnings, there may be differences between the quarterly taxable income reported and the actual dividend declared during any given quarter.

The following table provides a reconciliation between the Company's GAAP net income and its taxable net income for the three months ended June 30, 1998:

                                                                   (Dollars in thousands)
Description                                           GAAP              Tax               Difference
                                                      ----              ---               ----------
Coupon Interest Income                             $11,261            $11,261             $    -
Less Amortization Expense                            1,763                906                857
                                                   ---------------------------------------------
Net Interest Income                                  9,498             10,355                857
Less Interest Expense                                8,999              8,999                  -
                                                   ---------------------------------------------
Net Operating Income                                   499              1,356                857

Gains on Investment Transactions, Net                  469               (804)             1,273
                                                   ---------------------------------------------

Total Income                                           968                552                416
                                                   ---------------------------------------------

Stock Option Expense                                    28                  -                 28
Other G & A Expenses                                   331                331                  -
                                                   ---------------------------------------------
Total G & A Expenses                                   359                331                 28
                                                   ---------------------------------------------

Net Income                                         $   609            $   221             $  388
                                                   =============================================


The difference in amortization expense represents a timing difference that will reverse in future periods or upon the sale of the related assets. The difference in net gain or loss on the sale of assets represents the differing basis in the assets sold as caused by the different amortization amounts recognized since the acquisition of the related assets.

At June 30, 1998, the Company had distributed $2,018,000 in excess of reported net income.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the three months ended June 30, 1998 (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                        For the Quarter Ended
                                                            June 30, 1998
                                          --------------------------------------------
                                             Average Balance            Effective Rate
                                          ------------------        ------------------
Interest Earning Assets:
     Mortgage Assets                          $681,123                      5.42%
     Cash and Cash Equivalents                  21,974                      5.00%
                                              --------                     -----
     Total Interest Earning Assets             703,097                      5.40%
                                              --------                     -----

Interest Bearing Liabilities:
     Reverse Repurchase Agreements             639,029                      5.63%
                                              --------                     -----

Net Interest Earning Assets and Spread        $ 64,068                     (0.23%)
                                              ========                     =====

The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

The Company experienced a negative net interest spread during the quarter ended June 30, 1998 resulting from faster than expected prepayments on its mortgage assets. When actual prepayment experience exceeds expectations, the Company must amortize its purchase premiums over a shorter time period, resulting in a reduced yield on the Company's mortgage assets. For the three months ended June 30, 1998, the Company's mortgage assets prepaid at an approximate average annualized constant prepayment rate of 33%.

On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. The Company repurchased 337,300 shares of its Common Stock pursuant to the program during the quarter ended June 30, 1998. The average price per share repurchased was $11.57. The repurchased shares are held in treasury at cost in the financial statements herein.

An additional 215,000 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.


Results of Operations for the Six Months Ended June 30, 1998

For the six months ended June 30, 1998, the Company's net income was $1,173,000, or $0.18 per share on both a basic and diluted basis, based on a weighted average of 6,495,000 shares outstanding. Net interest income for the period was $1,395,000 consisting of interest income on mortgage assets and cash balance less interest expense on reverse repurchase agreements. The Company reported a net gain primarily on the gains on investment transactions, net of $469,000.
The Company incurred operating expenses of $691,000 for the period consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

The following table provides a reconciliation between the Company's GAAP net income and its taxable net income for the six months ended June 30, 1998:

                                                                            (Dollars in thousands)
Description                                                   GAAP                Tax                 Difference
                                                              ----                ---                 ----------
Coupon Interest Income                                      $17,100             $17,100                 $    -
Less Amortization Expense                                     2,695               1,079                  1,616
                                                            --------------------------------------------------
Net Interest Income                                          14,405              16,021                  1,616
Less Interest Expense                                        13,010              13,010                      -
                                                            --------------------------------------------------
Net Operating Income                                          1,395               3,011                  1,616

Gains on Investment Transactions, Net                           469                (804)                 1,273
                                                            --------------------------------------------------
Total Income                                                  1,864               2,207                   (343)
                                                            --------------------------------------------------
Stock Option Expense                                             56                   -                     56
Other G & A Expenses                                            635                 631                      4
Total G & A Expenses                                            691                 631                     60
                                                            --------------------------------------------------

Net Income                                                  $ 1,173             $ 1,576                 $ (403)
                                                            ==================================================

The difference in amortization expense represents a timing difference that will reverse in future periods or upon the sale of the related assets. The difference in net gain or loss on the sale of assets represents the differing basis in the assets sold as caused by the different amortization amounts recognized since the acquisition of the related assets.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the six months ended June 30, 1998 (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                      For the Six Months Ended
                                                            June 30, 1998
                                          --------------------------------------------
                                             Average Balance            Effective Rate
                                          ------------------        ------------------
Interest Earning Assets:
     Mortgage Assets                          $516,584                      5.40%
     Cash and Cash Equivalents                  17,893                      5.10%
                                              --------                      ----
     Total Interest Earning Assets             534,477                      5.39%
                                              --------                      ----
Interest Bearing Liabilities:
     Reverse Repurchase Agreements             464,031                      5.58%
                                              --------                      ----
Net Interest Earning Assets and Spread        $ 70,446                     (0.19%)
                                              ========                      =====

The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. The Company repurchased 535,000 shares of its Common Stock pursuant to the program during the six months ended June 30, 1998. The average price per share repurchased was $12.03. The repurchased shares are held in treasury at cost in the financial statements herein.


Liquidity and Capital Resources

The Company's primary sources of funds for the quarter ended June 30, 1998 consisted of reverse repurchase agreements totaling $753,752,000. The Company expects to continue to borrow funds in the form of reverse repurchase agreements with maturities that generally correspond to the average reset date or average life of the Company's mortgage assets after taking into account certain hedging transactions. At June 30, 1998, the Company had borrowing arrangements with fourteen different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes. All debt securities, other borrowings, and classes of preferred stock will be senior to the common stock in a liquidation of the Company. The effect of additional equity offerings may be the dilution of the equity of stockholders of the Company or the reduction of the price of shares of the common stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.


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

During the quarter, the Company increased its current allocation to fixed-rate mortgage assets from 14.2% of the portfolio at March 31, 1998 to 89.3% at June 30, 1998. The Company may increase this allocation as market conditions warrant. As mentioned above, there are certain risks associated with investing in fixed-rate mortgage assets in combination with hedging instruments. The two main risks the Company faces are that of extension risk and prepayment risk.

Extension Risk
--------------

Fixed-rate assets are generally acquired with a projected weighted average life based on certain assumptions regarding prepayments. In general, when a fixed-rate mortgage asset is acquired with borrowings, the Company will enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the related asset. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the asset. However, if prepayment rates decrease in a rising interest rate environment, the life of the mortgage asset could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed. This situation may also cause the market value of the Company's mortgage assets to decline with little or no offsetting gain from the related hedging transactions. In certain situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

Prepayment Risk
---------------

Fixed-rate assets in combination with hedging instruments are also subject to prepayment risk. In falling interest rate scenarios, the fixed-rate mortgage assets may prepay faster such that the average life becomes shorter than its related hedging instrument. If this were to happen, the Company would potentially need to reinvest at rates lower than that of the related hedging instrument. This situation may result in the narrowing of interest rate spreads or may cause losses.


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

         During the quarter ended June 30, 1998, the Company entered into a settlement agreement with the plaintiff that resolved the matter. The agreement was reached without material impact on the financial statements or operations of the Company.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1998 Annual Meeting of Shareholders held July 1, 1998 (after the reporting period covered by this Form 10-Q) shareholders of record as of April 30, 1998 were asked to vote to ratify the selection of Deloitte & Touch LLP as the Company's independent auditors. 6,342,792 shares were voted for the proposal, 15,365 shares were voted against the proposal, no shares were withheld, 21,150 shares abstained and no shares were broker non-votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
               Exhibit #27    Financial Data Schedule
               Exhibit #99.1  Investment Policy
               Exhibit #99.2  Asset Acquisition Policy
               Exhibit #99.3  Interest Rate Risk Management Policy

         (b)  Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Apex Mortgage Capital, Inc.

Dated:   August 14, 1998

                                       By: /s/ Philip A. Barach
                                          ----------------------------
                                          Philip A. Barach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                       By: /s/ Daniel K. Osborne
                                          ----------------------------
                                          Daniel K. Osborne
                                          Executive Vice President
                                          Chief Operating Officer
                                          Chief Financial Officer
                                          (Principal Accounting Officer)