Form 10-Q
period 1998-09-30
APEX MORTGAGE CAPITAL INC
filed 1998-11-16
CIK 1045956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549


                                     FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                          OR

--- TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($0.01 par value)                  5,753,000 as of November 10,1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             APEX MORTGAGE CAPITAL, INC.
                                      FORM 10-Q


                                        INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          -----
 ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS AT SEPTEMBER 30, 1998 (UNAUDITED) AND
            DECEMBER 31, 1997                                               3

            STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
            SEPTEMBER 30, 1998 (UNAUDITED)                                  4

            STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 1998 (UNAUDITED)                            5

            STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED
            SEPTEMBER 30, 1998 (UNAUDITED)                                  6

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                       7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    15

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                24

 ITEM 2.  CHANGES IN SECURITIES                                            24

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  24

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              24

 ITEM 5.  OTHER INFORMATION                                                24

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 24

 SIGNATURES                                                                25

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             APEX MORTGAGE CAPITAL, INC.

                                    BALANCE SHEETS

                                                                                  SEPTEMBER 30, 1998   DECEMBER 31, 1997
ASSETS                                                                                    (Unaudited)
     Cash and cash equivalents                                                    $        5,570,000    $      3,085,000
     Other investments, available-for-sale at fair value                                   9,706,000                   -
     Interest rate cap agreements (Note 4)                                                         -             174,000
     Mortgage-backed securities available-for-sale, at fair value (Note 3)               889,908,000         265,880,000
     Accrued interest receivable                                                           5,226,000           1,316,000
     Principal payments receivable                                                           158,000                   -
     Other assets                                                                            652,000             852,000
                                                                                  $      911,220,000    $    271,307,000
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities

     Reverse repurchase agreements (Note 5)                                       $      811,680,000   $      87,818,000
     Payable for unsettled securities                                                        140,000          88,638,000
     Accrued interest payable                                                              3,124,000             110,000
     Dividend payable                                                                      1,601,000             268,000
     Accrued expenses and other liabilities                                                  465,000           1,476,000

                                                                                  ------------------   -----------------
                                                                                         817,010,000         178,310,000
                                                                                  ------------------   -----------------
  Commitments and contingencies (Note 10)

  Stockholders' Equity

     Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized;
       no shares outstanding
     Common Stock, par value $0.01 per share; 100,000,000 shares
       authorized; 6,700,100 shares outstanding (Notes 8 and 9)                               67,000              67,000
     Additional paid-in-capital                                                           92,944,000          92,860,000
     Accumulated other comprehensive income                                               12,047,000             188,000
     Accumulated dividend distributions in excess of net income                           (1,740,000)           (118,000)
     Treasury stock, at cost (782,500 shares) (Note 7)                                    (9,108,000)                  -

                                                                                  ------------------   -----------------
                                                                                          94,210,000          92,997,000
                                                                                  ------------------   -----------------
                                                                                  $      911,220,000   $     271,307,000
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

See accompanying notes to financial statements

                             APEX MORTGAGE CAPITAL, INC.

                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                                                                     THREE MONTHS           NINE MONTHS
                                                                                         ENDED                 ENDED
                                                                                  SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
INTEREST INCOME:
     Mortgage-backed securities                                                   $       13,469,000    $       27,418,000
     Cash and cash equivalents                                                               173,000               629,000
                                                                                  ------------------    ------------------
                                                                                          13,642,000            28,047,000

INTEREST EXPENSE                                                                          11,271,000            24,281,000

                                                                                  ------------------    ------------------
NET INTEREST INCOME                                                                        2,371,000             3,766,000
                                                                                  ------------------    ------------------

GAIN ON INVESTMENT TRANSACTIONS, NET                                                           7,000               476,000

OTHER INCOME                                                                                 186,000               186,000

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 8)                                                                 353,000               687,000
     Audit and tax fees                                                                       11,000                34,000
     Insurance expense                                                                        67,000               200,000
     Directors' fees                                                                          15,000                55,000
     Stock option expense                                                                     28,000                84,000
     Other                                                                                    98,000               202,000
                                                                                  ------------------    ------------------
                                                                                             572,000             1,262,000
                                                                                  ------------------    ------------------

NET INCOME                                                                        $        1,992,000    $        3,166,000
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------

Net Income Per Share:
     Basic                                                                        $             0.33    $             0.50
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------
     Diluted                                                                      $             0.33    $             0.50
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------

Weighted Average Number of Shares Outstanding:
     Basic                                                                                 6,022,000             6,334,000
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------
     Diluted                                                                               6,022,000             6,334,000
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------

Dividends Declared Per Share                                                      $             0.27    $             0.77
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------


See accompanying notes to financial statements

                             APEX MORTGAGE CAPITAL, INC.

                          STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                     (UNAUDITED)

                                                                              Acccumulated
                                           Common Stock          Additional      Other
                                     -----------------------      Paid-in    Comprehensive
                                       Shares       Amount        Capital        Income
                                     ----------   ----------    -----------  -------------
Balance, December 31, 1997            6,700,100     $ 67,000    $92,860,000    $   188,000

Repurchases of common stock                  -            -              -              -

Issuance of stock options
  to non-employees (Note 9)                  -            -          28,000             -

Net income                                   -            -              -              -

Other comprehensive income:
  Net unrealized gain on
  mortgage-backed securities
  available-for-sale                         -            -              -       1,547,000

Comprehensive income

Dividends declared                           -            -              -              -
                                     ----------   ----------    -----------  -------------

Balance, March 31, 1998               6,700,100       67,000     92,888,000      1,735,000

Repurchases of common stock                  -            -              -              -

Issuance of stock options
  to non-employees (Note 9)                  -            -          28,000             -

Net income                                   -            -              -              -

Other comprehensive income:
  Net unrealized gain (loss) on
  mortgage-backed securities
  available-for-sale                         -            -              -        (291,000)

Comprehensive income                         -            -              -              -

Dividends declared                           -            -              -              -
                                     ----------   ----------    -----------  -------------

Balance, June 30, 1998                6,700,100       67,000     92,916,000      1,444,000

Repurchases of common stock                  -            -              -              -

Issuance of stock options
  to non-employees (Note 9)                  -            -          28,000             -

Net income                                   -            -              -              -

Other comprehensive income:
  Net unrealized gain (loss) on
  investments available-for-
  sale                                       -            -              -      10,603,000

Comprehensive income                         -            -              -              -

Dividends declared                           -            -              -              -

                                     ----------   ----------    -----------  -------------
Balance, September 30, 1998           6,700,100     $ 67,000    $92,944,000    $12,047,000
                                     ----------   ----------    -----------  -------------
                                     ----------   ----------    -----------  -------------

                                      Accumulated
                                       Dividend
                                     Distribution                     Treasury
                                     In Excess of  Comprehensive       Stock,
                                      Net Income       Income         At Cost         Total
                                     ------------  -------------   ------------   ------------
Balance, December 31, 1997            $  (118,000)   $        -     $        -     $92,997,000

Repurchases of common stock                    -              -      (2,535,000)    (2,535,000)

Issuance of stock options
  to non-employees (Note 9)                    -              -              -          28,000

Net income                                564,000        564,000             -         564,000

Other comprehensive income:
  Net unrealized gain on
  mortgage-backed securities
  available-for-sale                           -       1,547,000             -       1,547,000
                                                   -------------
Comprehensive income                                 $ 2,111,000
                                                   -------------
                                                   -------------

Dividends declared                     (1,626,000)                           -      (1,626,000)
                                     ------------                  ------------   ------------

Balance, March 31, 1998                (1,180,000)             0     (2,535,000)    90,975,000
                                     ------------                  ------------

Repurchases of common stock                    -              -      (3,901,000)    (3,901,000)

Issuance of stock options
  to non-employees (Note 9)                    -              -              -          28,000

Net income                                609,000        609,000             -         609,000

Other comprehensive income:
  Net unrealized gain (loss) on
  mortgage-backed securities
  available-for-sale                           -        (291,000)            -        (291,000)

                                                   -------------
Comprehensive income                                 $   318,000
                                                   -------------
                                                   -------------

Dividends declared                     (1,560,000)                           -      (1,560,000)
                                     ------------                  ------------   ------------

Balance, June 30, 1998                 (2,131,000)                   (6,436,000)    85,860,000
                                     ------------                  ------------

Repurchases of common stock                    -              -      (2,672,000)    (2,672,000)

Issuance of stock options
  to non-employees (Note 9)                    -              -              -          28,000

Net income                              1,992,000      1,992,000             -       1,992,000

Other comprehensive income:
  Net unrealized gain (loss) on
  investments available-for-
  sale                                         -      10,603,000             -      10,603,000

                                                   -------------
Comprehensive income                                 $12,595,000
                                                   -------------
                                                   -------------

Dividends declared                     (1,601,000)                           -      (1,601,000)

                                     ------------                  ------------   ------------
Balance, September 30, 1998           $(1,740,000)                  $(9,108,000)   $94,210,000
                                     ------------                  ------------   ------------
                                     ------------                  ------------   ------------

See accompanying notes to financial statements

                               STATEMENT OF CASH FLOWS

                             APEX MORTGAGE CAPITAL, INC.
                                     (Unaudited)

                                                            THREE MONTHS           NINE MONTHS
                                                                ENDED                 ENDED
                                                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
OPERATING ACTIVITIES:
  Net Income                                             $        1,992,000    $        3,166,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Amortization                                                 413,000             3,148,000
       Gain on investment transactions, net                          (7,000)             (476,000)
       Change in assets and liabilities:
         Accrued interest receivable                                123,000            (3,910,000)
         Principal payments receivable                              799,000              (158,000)
         Receivable for unsettled securities                     56,593,000                    -
         Other assets                                               100,000               200,000
         Payable for unsettled securities                      (120,720,000)          (88,498,000)
         Accrued interest payable                                  (774,000)            3,014,000
         Accrued expenses and other liabilities                    (668,000)           (1,011,000)
                                                         ------------------    ------------------
       Net cash used in operating activities                    (62,149,000)          (84,525,000)
                                                         ------------------    ------------------

INVESTING ACTIVITIES:
  Purchase of other investments                                  (9,980,000)           (9,980,000)
  Purchase of interest rate cap agreements                               -                (80,000)
  Purchase of mortgage-backed securities                       (133,907,000)       (1,376,002,000)
  Proceeds from sales of mortgage-backed securities              80,199,000           541,801,000
  Principal payments on mortgage-backed securities               38,844,000           219,971,000
                                                         ------------------    ------------------
       Net cash used in investing activities                    (24,844,000)         (624,290,000)
                                                         ------------------    ------------------

FINANCING ACTIVITIES:
  Net proceeds from reverse repurchase agreements                57,928,000           723,862,000
  Dividend distributions                                         (1,560,000)           (3,454,000)
  Purchase of treasury stock                                     (2,672,000)           (9,108,000)
                                                         ------------------    ------------------
       Net cash provided by financing activities                 53,696,000           711,300,000
                                                         ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (33,297,000)            2,485,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 38,867,000             3,085,000
                                                         ------------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $       5,570,000     $        5,570,000
                                                         ------------------    ------------------
                                                         ------------------    ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                 $       12,001,000    $       21,194,000
                                                         ------------------    ------------------
                                                         ------------------    ------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net unrealized gain on assets
     available-for-sale                                  $       10,603,000    $       11,859,000
                                                         ------------------    ------------------
                                                         ------------------    ------------------
  Dividends declared, not yet paid                       $       1,601,000     $        1,601,000
                                                         ------------------    ------------------
                                                         ------------------    ------------------

See accompanying notes to financial statements

                             APEX MORTGAGE CAPITAL, INC.

                            NOTES TO FINANCIAL STATEMENTS

                           QUARTER ENDED SEPTEMBER 30, 1998
                                     (UNAUDITED)

NOTE 1 - THE COMPANY

     Apex Mortgage Capital, Inc. (the "Company") was incorporated in Maryland on September 15, 1997. The Company commenced its operations of acquiring and managing a portfolio of mortgage assets on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's common stock. The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its mortgage-backed securities and the cost of its borrowings. The Company is structured for tax purposes as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

  OTHER INVESTMENTS

     The Company's other investments consist primarily of equity securities issued by other real estate investment trusts and other securities generally collateralized by mortgage assets.

     Dividend income on equity securities is recorded on the declaration date. Interest income on other securities is accrued using the effective interest method applied prospectively based on current market assumptions. Both dividend and interest income earned on other investments are included in other income.

     The Company's policy is to generally classify its other investments as available-for-sale. Other investments are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

  INTEREST RATE HEDGING TRANSACTIONS

     The Company enters into interest rate swap and interest rate cap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. Amounts payable or receivable from such agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense. Premiums paid for cap agreements accounted for as hedges are recorded on the balance sheet as interest rate cap agreements and are amortized over the lives of such agreements as an adjustment to interest expense.

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

  FEDERAL AND STATE INCOME TAXES

     The Company has elected to be taxed as a REIT and generally will not be subject to federal and state taxes on its income to the extent it distributes annually 95% of its predistribution taxable income to stockholders and meets certain other asset, income and stock ownership tests. As such, no accrual for income taxes has been included in the financial statements.

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

  CREDIT RISK

     At September 30, 1998, the Company has limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities that are either rated "AAA" by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies. At September 30, 1998, all of the Company's mortgage-backed securities have an actual or implied "AAA" rating.

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

  COMPREHENSIVE INCOME

     During the nine months ended September 30, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

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

NOTE 3 - MORTGAGE-BACKED SECURITIES

     At September 30, 1998, mortgage-backed securities consisted of the following:

                                        Adjustable Rate     Fixed Rate
     (in thousands)                            Mortgage       Mortgage
                                             Securities     Securities          Total
                                       -----------------------------------------------
     Principal Amount                           $56,594       $819,673       $876,267
     Unamortized Premium (Discount)                 870            491          1,361
                                       -----------------------------------------------
     Amortized Cost                              57,464        820,164        877,628
     Unrealized Gains                                15         12,388         12,403
     Unrealized Losses                             (123)            --           (123)
                                       -----------------------------------------------
     Fair Value                                 $57,356       $832,552       $889,908
                                       -----------------------------------------------
                                       -----------------------------------------------

     At December 31, 1997, mortgage-backed securities consisted of the following:

                                        Adjustable Rate     Fixed Rate
     (in thousands)                            Mortgage       Mortgage
                                             Securities     Securities          Total
                                       -----------------------------------------------
     Principal Amount                          $237,929        $24,826       $262,755
     Unamortized Premium                          2,743            194          2,937
                                       -----------------------------------------------
     Amortized Cost                             240,672         25,020        265,692
     Unrealized Gains                               162             41            203
     Unrealized Losses                              (15)             0            (15)
                                       -----------------------------------------------
     Fair Value                                $240,819        $25,061       $265,880
                                       -----------------------------------------------
                                       -----------------------------------------------

     The contractual final maturity of the mortgage loans supporting the mortgage-backed securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

     The adjustable rate mortgage-backed securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At September 30, 1998, the average periodic cap on the adjustable rate mortgage assets was 1.9% per annum and the average lifetime cap was equal to 11.6%. At December 31, 1997, the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.4%.

     During the quarter ended September 30, 1998 the Company realized $104,000 in gains on the sale of $79.3 million of mortgage-backed securities which were classified as available-for-sale.

NOTE 4 - INTEREST RATE CAP AGREEMENTS

     Interest rate cap agreements include the carrying value of purchased interest rate caps, entered into by the Company in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. As discussed in Note 10, the Company has entered into certain interest rate swap transactions. The execution of these swaps eliminated the need for the cap protection previously purchased. Accordingly, the interest rate cap agreements no longer qualify for hedge accounting and were written down to zero during the quarter ended September 30, 1998 which approximates their fair value. A $97,000 charge for the write-off is included in Gain on Investment Transactions, net in the Statement of Operations.

     The terms of outstanding interest rate cap agreements are as follows:

                                       At September 30, 1998  At December 31, 1997
                                      ---------------------------------------------
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

     At September 30, 1998, the Company had outstanding $811,680,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.53% and a maturity of 2.2 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $839,163,000.

     At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

     For the quarter ended September 30, 1998, the average reverse repurchase agreement balance was $774,420,000 with a weighted average interest cost of 5.74%. The maximum reverse repurchase agreement balance outstanding during the quarter ended September 30, 1998 was $818,540,000.

     For the nine months ended September 30, 1998, the average reverse repurchase agreement balance was $568,630,000 with a weighted average interest cost of 5.64%. The maximum reverse repurchase agreement balance outstanding during the nine months ended September 30, 1998 was $818,540,000.

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

                                        At September 30, 1998               At December 31, 1997

                                    Amortized Cost     Fair Value      Amortized Cost     Fair Value
                                   -------------------------------    -------------------------------
     Mortgage-backed securities           $877,628       $889,908            $265,692       $265,880
     Interest Rate Cap Agreements               -              -                  174            174
     Other Investments                       9,803          9,706                  -              -
     Interest Rate Swaps                        -        (15,464)                  -              -

     The Company bases its fair value estimates for mortgage-backed securities, other nivestments and interest rate swaps primarily on third-party price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 7 - STOCK REPURCHASE PROGRAM

     On September 16, 1998, the Company's Board of Directors authorized a program to repurchase up to an additional 750,000 shares of the Company's common stock having completed an original repurchase program of 750,000 shares. The Company repurchased 247,500 shares of its common stock during the third quarter and 782,500 shares for the nine months ended September 30, 1998. The average price per share repurchased during the quarter and the nine months ended September 30, 1998 was $10.80 and $11.64, respectively. The repurchased shares are held in treasury at cost in the financial statements herein.

     An additional 717,500 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.

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

     The Company paid the Manager $156,000 in base management compensation in accordance with the terms of the Management Agreement for the quarter ended September 30, 1998. The Company paid the Manager $490,000 in base management compensation for the nine months ended September 30, 1998.

     The Company will also pay the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

     The Company accrued $197,000 of incentive compensation to be paid to the Manager for the quarter and nine months ended September 30, 1998.

     At September 30, 1998, $249,000 of unpaid compensation was payable to the Manager. At December 31, 1997, $43,000 of unpaid compensation was payable to the Manager.

     The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees.

     The Company's other investments include securities that are issued by special purpose companies that invest primarily in mortgage related assets. An affiliate of the Manager serves as the investment manager to these companies and is paid fees in connection with such services. The Company does not pay any management fees directly to any affiliate of the Manager in connection with these investments.

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

     No options were granted under the 1997 Stock Option Plan during the quarter or nine months ended September 30, 1998. The Company recognized compensation expense of $28,000 during the quarter ended September 30, 1998 for stock options previously granted to non-employees. The Company recognized compensation expense of $84,000 during the nine months ended September 30, 1998 for stock options previously granted to non-employees.

     If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                             Quarter Ended      Nine Months Ended
                                                          September 30, 1998   September 30, 1998
                                                         -----------------------------------------
     Net income - as reported                                 $1,992,000          $3,166,000
     Net income - pro forma                                    1,951,000           3,023,000

     Basic and diluted earnings per share - as reported            $0.33               $0.50
     Basis and diluted earnings per share - pro forma              $0.32               $0.48

     The fair value of each option grant was estimated to be $1.05 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 11% per annum; expected volatility of 30%; risk free interest rate of 5.82% per annum; and an expected life of 10 years.

     Information regarding stock option activity for the quarter and nine months ended September 30, 1998 is as follows:

                                                    Shares
                                                -------------
     Outstanding, beginning of period              400,000
     Exercised                                         -
     Expired                                           -
                                                -------------
     Outstanding, end of period                    400,000
                                                -------------
                                                -------------

     The original contractual life as of December 3, 1997 of each option was ten years. The options vest in three equal installments on February 3, 1999, December 3, 1999 and December 3, 2000.

NOTE 10 - CONTRACTUAL COMMITMENTS

     The Company has entered into interest rate swap agreements with notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


    Current
Notional Amount                                                       Termination     Unrealized
     (000)               Type          Fixed Rate   Floating Rate         Date       Gains (Losses)
----------------------------------------------------------------------------------------------------
    $ 95,000      Interest Rate Swap     5.880%       1Mo LIBOR         5/29/00         $ (1,663)
      30,000      Interest Rate Swap     5.905%       1Mo LIBOR         6/30/00             (576)
      28,636      Interest Rate Swap     5.765%       1Mo LIBOR         7/25/00             (446)
      62,489      Interest Rate Swap     5.775%       1Mo LIBOR         8/25/00           (1,030)
      47,811      Interest Rate Swap     5.710%       1Mo LIBOR         8/28/00             (755)
      60,000      Interest Rate Swap     5.900%       1Mo LIBOR         5/18/01           (1,638)
      98,694      Interest Rate Swap     5.883%       1Mo LIBOR         5/25/01           (2,407)
     123,879      Interest Rate Swap     5.905%       1Mo LIBOR         5/25/01           (2,638)
      55,172      Interest Rate Swap     5.750%       1Mo LIBOR         7/14/01           (1,136)
      65,000      Interest Rate Swap     5.791%       1Mo LIBOR         7/25/01           (1,645)
      49,134      Interest Rate Swap     5.960%       1Mo LIBOR         5/15/02           (1,530)
----------------                                                                    ----------------

    $715,815                                                                            $(15,464)
----------------                                                                    ----------------
----------------                                                                    ----------------

     The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At September 30, 1998, the Company had securities with a fair market value of 16,984,000 on deposit with its counter-parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        SAFE HARBOR/FORWARD LOOKING STATEMENTS

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

                                       GENERAL

Apex Mortgage Capital, Inc. (the "Company"), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency securities, other mortgage securities and mortgage loans. The Company commenced operations on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's common stock. The Company's principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0440.

The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its mortgage assets and the cost of its borrowings. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company should not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

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


                                       STRATEGY

To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company's strategy is to:

     -    purchase primarily single-family mortgage assets;

     - manage the credit risk of its mortgage assets through, among other activities (i) carefully selecting mortgage assets to be acquired,
          (ii) complying with the Company's policies with respect to credit risk concentration which, among other things, require the Company to maintain a mortgage asset portfolio with a weighted average rating generally equivalent to AA (or a comparable rating) or better, (iii) actively monitoring the ongoing credit quality and servicing of its mortgage assets, and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

     - finance purchases of mortgage assets with the net proceeds of equity offerings and to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will generally reflect changes in short-term market interest rates; and

     - utilize interest rate caps, swaps and similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its mortgage assets during a period of rising interest rates.

The Company has established the foregoing strategies along with certain operating policies and procedures to implement them. However, these strategies and policies may be modified or waived by the Board of Directors at any time without the consent or approval of the Company's stockholders. The ultimate effect of any such changes is uncertain.

FINANCIAL CONDITION

MORTGAGE ASSETS

At September 30, 1998, the Company held $889,908,000 of mortgage assets as compared to $265,880,000 at December 31, 1997. The original maturity of a significant portion of the mortgage assets ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of mortgage assets held listed by security type (dollars in thousands):

                                       September 30, 1998          December 31, 1997
                                  ------------------------------------------------------

                                    Carrying     Percent of     Carrying     Percent of
     Mortgage-Backed Securities        Value      Portfolio        Value      Portfolio
     -----------------------------------------------------------------------------------
     Adjustable Rate (1)            $ 57,356           6.4%     $240,819          90.6%
     Fixed Rate                      832,552          93.6%       25,061           9.4%
                                    --------         ------     --------         ------
     Totals                         $889,908         100.0%     $265,880         100.0%
                                    --------         ------     --------         ------
                                    --------         ------     --------         ------

     (1) At September 30, 1998, the interest rate indices for 95% and 5% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively. At December 31, 1997, the interest rate index for all adjustable rate mortgage securities was based on the one-year U.S. Treasury rate.

The following table shows various weighted average characteristics of the mortgage assets held by the Company at September 30, 1998 (dollars in thousands):

                                                  Percent of                                           Weighted
                                        Par       Total Par      Amortized      Market     Current     Average
Security Type                          Amount      Amount        Cost Basis     Price      Coupon      Life (1)
---------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs      $307,959        35.1%       100.43%      101.95%      6.51%         3.5
20 Year Agency Pass-throughs           189,517        21.6%       100.36%      101.92%      6.50%         5.0
AAA CMOs                               322,198        36.8%        99.53%      101.01%      6.81%         2.1
                                      --------       ------       -------      -------      -----         ---
Total Fixed Rate Holdings              819,674        93.5%       100.06%      101.57%      6.63%         3.3
Adjustable Rate Holdings                56,593         6.5%       101.54%      101.35%      6.58%         1.0
                                      --------       ------       -------      -------      -----         ---
Total Portfolio                       $876,267       100.0%       100.16%      101.56%      6.62%         3.1
                                      --------       ------       -------      -------      -----         ---
                                      --------       ------       -------      -------      -----         ---

The following table shows various weighted average characteristics of the mortgage assets held by the Company at December 31, 1997 (dollars in thousands):

                                                  Percent of                                           Weighted
                                        Par       Total Par      Amortized      Market     Current     Average
Security Type                          Amount      Amount        Cost Basis     Price      Coupon      Life (1)
---------------------------------------------------------------------------------------------------------------
Fixed Rate Agency CMO                  $24,826         9.5%       100.78%      100.95%      7.50%         0.9
Adjustable Rate Holdings               237,929        90.5%       101.12%      101.21%      6.90%         0.6
                                      --------       ------       -------      -------      -----         ---
Total Portfolio                       $262,755       100.0%       101.11%      101.19%      6.66%         0.6
                                      --------       ------       -------      -------      -----         ---
                                      --------       ------       -------      -------      -----         ---


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

Interest rate cap agreements consisted of London Interbank Offered Rate ("LIBOR") based agreements as follows:

                                     At September 30, 1998     At December 31, 1997
                                    ------------------------------------------------
          Notional Amount                $900,000,000               $500,000,000
          Average Contract Rate              10.4%                      10.0%
          Average Final Maturity        January 24, 2002         December 24, 2001


Under these agreements, the Company will receive cash payments to the extent of the excess of three-month LIBOR over the agreements' contract rate times the notional amount. The interest rate cap agreements no longer qualify for hedge accounting because the Company has entered into additional hedging transactions as discussed below. Accordingly, the Company now records the cap agreements at fair market value. During the quarter ended September 30, 1998, a $97,000 charge against earnings was taken to write the cap agreements down to zero which approximates their fair market value in the current market environment. The charge is included as an adjustment to gain on investment transactions on the income statement.

The Company has entered into interest rate swap agreements with current notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

   Current
Notional Amount                                                    Termination    Unrealized
     (000)              Type         Fixed Rate    Floating Rate       Date      Gains (Losses)
-----------------------------------------------------------------------------------------------
   $ 95,000      Interest Rate Swap    5.880%        1Mo LIBOR        5/29/00       $ (1,663)
     30,000      Interest Rate Swap    5.905%        1Mo LIBOR        6/30/00           (576)
     28,636      Interest Rate Swap    5.765%        1Mo LIBOR        7/25/00           (446)
     62,489      Interest Rate Swap    5.775%        1Mo LIBOR        8/25/00         (1,030)
     47,811      Interest Rate Swap    5.710%        1Mo LIBOR        8/28/00           (755)
     60,000      Interest Rate Swap    5.900%        1Mo LIBOR        5/18/01         (1,638)
     98,694      Interest Rate Swap    5.883%        1Mo LIBOR        5/25/01         (2,407)
    123,879      Interest Rate Swap    5.905%        1Mo LIBOR        5/25/01         (2,638)
     55,172      Interest Rate Swap    5.750%        1Mo LIBOR        7/14/01         (1,136)
     65,000      Interest Rate Swap    5.791%        1Mo LIBOR        7/25/01         (1,645)
     49,134      Interest Rate Swap    5.960%        1Mo LIBOR        5/15/02         (1,530)
---------------                                                                 ---------------

  $ 715,815                                                                         $(15,464)
---------------                                                                 ---------------
---------------                                                                 ---------------

The weighted average coupon the Company pays on the interest rate swap agreements at September 30, 1998 was 5.85%. The weighted average life of the agreements at September 30, 1998 was 2.1 years.

The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At September 30, 1998, the Company had securities with a fair market value of 16,984,000 on deposit with its counter-parties. If the unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

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

At September 30, 1998, the Company had outstanding $811,680,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.53% and a maturity of 2.2 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $839,163,000.

At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

The Company had $5,330,000 and $90,492,000 of other liabilities at September 30, 1998 and December 31, 1997, respectively, consisting primarily of payables for unsettled securities. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1998, the Company's net income was $1,992,000, or $0.33 per share on both a basic and diluted basis, based on a weighted average of 6,022,000 shares outstanding. Net interest income for the period was $2,371,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements. The Company reported a net gain of $104,000 on the sale of mortgage-backed securities, which was offset by a charge of $97,000 to write off the interest rate cap agreements. The Company reported other income of $186,000 from dividends received on equity investments and interest income on other securities. The Company incurred operating expenses of $572,000 for the quarter consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return. The Company currently intends to distribute approximately 100% of its taxable net income each year.

The Company anticipates that it will experience differences between its net income based on generally accepted accounting principles ("GAAP") and its taxable net income due primarily to differences in the methods used to amortize purchase premiums and discounts and to the recognition of certain compensation expenses that are not recognized for tax purposes. During the quarter ended September 30, 1998, the Company elected to use a different premium amortization method for its adjustable rate mortgage securities than had been used in the previous two quarters to estimate taxable income. The net effect of this change is generally expected to decrease the ordinary taxable income recognized on the Company's adjustable rate mortgage securities and decrease the loss recognized on the sale of such securities during the taxable year ended December 31, 1998.

During the quarter ended September 30, 1998, the Company began investing in other investments that generally only report taxable income information annually. Accordingly, the Company will no longer report taxable income on a quarterly basis as this information is generally not available on a timely basis for all of the Company's investments.

At September 30, 1998, the Company had distributed $1,740,000 in excess of reported net income.

The following table reflects the average balances for each category of the Company's interest earning assets, excluding other investments, as well as the Company's interest bearing liabilities, with the corresponding annualized effective yield recognized for the three months ended September 30, 1998 (dollars in thousands):

                                           AVERAGE BALANCE AND YIELD TABLE
                                                (Dollars in thousands)

                                                For the Quarter Ended
                                                  September 30, 1998
                                           -------------------------------
                                             Average           Effective
                                             Balance             Yield
                                           -----------        ------------
Interest Earning Assets:
   Mortgage Assets                          $830,079             6.49%
   Cash and Cash Equivalents                  13,185             5.25%
                                           -----------        ------------
   Total Interest Earning Assets             843,264             6.47%
                                           -----------        ------------

Interest Bearing Liabilities:
   Reverse Repurchase Agreements             774,420             5.82%
                                           -----------        ------------
Net Interest Earning Assets and Spread      $ 68,844             0.65%
                                           -----------        ------------
                                           -----------        ------------

The following table reflects the average balances for each category of the Company's other investments with the corresponding annualized effective yield recognized for the three months ended September 30, 1998 (dollars in thousands):

                                           AVERAGE BALANCE AND YIELD TABLE
                                                (Dollars in thousands)

                                                For the Quarter Ended
                                                  September 30, 1998
                                           -------------------------------
                                             Average           Effective
                                             Balance             Yield
                                           -----------        ------------
Other Investments:
   Equity Securities                           $3,343              16.73%
   Other Securities                             1,245              15.04%
                                           -----------        ------------
   Total Other Investments                      4,588              16.27%
                                           -----------        ------------
                                           -----------        ------------

The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

On September 16, 1998, the Company's Board of Directors authorized a program to repurchase up to an additional 750,000 shares of the Company's common stock having completed an original repurchase program of 750,000 shares. The Company repurchased 247,500 shares of its common stock pursuant to both programs during the quarter ended September 30, 1998. The average price per share repurchased was $10.80. The repurchased shares are held in treasury at cost in the financial statements herein.

An additional 717,500 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

For the nine months ended September 30, 1998, the Company's net income was $3,166,000, or $0.50 per share on both a basic and diluted basis, based on a weighted average of 6,334,000 shares outstanding. Net interest income for the period was $3,766,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements. The Company reported a net gain of $686,000 on the sale of mortgage-backed securities, which was offset by a charge of $210,000 to write off the interest rate cap agreements. The Company reported other income of $186,000 from dividends received on equity investments and interest income on other securities. The Company incurred operating expenses of $1,262,000 for the period consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

The following table reflects the average balances for each category of the Company's interest earning assets, excluding other investments, as well as the Company's interest bearing liabilities, with the corresponding annualized effective yield recognized for the nine months ended September 30, 1998 (dollars in thousands):

                                           AVERAGE BALANCE AND YIELD TABLE
                                                (Dollars in thousands)

                                               For the Nine Months Ended
                                                  September 30, 1998
                                           -------------------------------
                                             Average           Effective
                                             Balance             Yield
                                           -----------        ------------
Interest Earning Assets:
   Mortgage Assets                           $621,082              5.89%
   Cash and Cash Equivalents                   16,306              5.14%
                                           -----------        ------------
   Total Interest Earning Assets              637,388              5.87%
                                           -----------        ------------

Interest Bearing Liabilities:
   Reverse Repurchase Agreements              568,630              5.69%
                                           -----------        ------------
Net Interest Earning Assets and Spread       $ 68,758              0.18%
                                           -----------        ------------
                                           -----------        ------------

The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

On September 16, 1998, the Company's Board of Directors authorized a program to repurchase up to an additional 750,000 shares of the Company's common stock having completed an original repurchase program of 750,000 shares. The Company repurchased 782,500 shares of its common stock pursuant to both programs during the nine months ended September 30, 1998. The average price per share repurchased was $11.64. The repurchased shares are held in treasury at cost in the financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the quarter ended September 30, 1998 consisted of reverse repurchase agreements totaling $811,860,000. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At September 30, 1998, the Company had borrowing arrangements with twenty-three different investment-banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

The Company will also rely on the cash flow from operations; primarily monthly principal and interest payments to be received on the mortgage assets, for liquidity.

During the quarter ended September 30, 1998, the Company noted a distinct impairment in overall liquidity in the capital markets. Specifically, several other mortgage companies, hedge funds and other leveraged mortgage investors publicly announced an inability to obtain suitable financing in the capital markets including the inability to obtain reverse repurchase agreement financing. In light of these conditions, some of the Company's lenders have increased the equity requirement for financing certain mortgage assets through reverse repurchase agreements. If liquidity conditions in the capital markets continue to deteriorate, the Company's lenders may continue to increase the equity required to obtain financing or the lenders may stop providing financing altogether. If this were to occur, the Company's liquidity would be adversely affected, which could negatively impact operating results.

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

The Company intends to fund its acquisitions of adjustable-rate mortgage assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage assets. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods, especially during the 1979-1982 and 1994 interest rate environments, when the spread between such indices was volatile. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company's financial condition, cash flows and results of operations.

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

The Company's current allocation to fixed-rate mortgage assets was 93.5% at September 30, 1998. The Company may increase or decrease this allocation as market conditions warrant. As mentioned above, there are certain risks associated with investing in fixed-rate mortgage assets in combination with hedging instruments. The two main risks the Company faces are that of extension risk and prepayment risk.

EXTENSION RISK

Fixed-rate assets are generally acquired with a projected weighted average life based on certain assumptions regarding prepayments. In general, when a fixed-rate mortgage asset is acquired with borrowings, the Company may enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the related asset. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the asset. However, if prepayment rates decrease in a rising interest rate environment, the life of the mortgage asset could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed. This situation may also cause the market value of the Company's mortgage assets to decline with little or no offsetting gain from the related hedging transactions. In certain situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

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

          None

Item 2. Changes in Securities

          Not Applicable

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          At the 1998 Annual Meeting of Shareholders held July 1, 1998 shareholders of record as of April 30, 1998 ratified the selection of Deloitte & Touche LLP as the Company's independent auditors. In total, 6,342,792 shares were voted for the proposal, 15,365 shares were voted against the proposal, no shares were withheld, 21,150 shares abstained and no shares were broker non-votes.

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

                                          Apex Mortgage Capital, Inc.

Dated: November 12, 1998

                                     By:  /s/ Philip A. Barach
                                          -----------------------------------
                                          Philip A. Barach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                     By:  /s/ Daniel K. Osborne
                                          -----------------------------------
                                          Daniel K. Osborne
                                          Executive Vice President
                                          Chief Operating Officer
                                          Chief Financial Officer
                                          (Principal Accounting Officer)