Form 10-Q/A
period 1998-09-30
APEX MORTGAGE CAPITAL INC
filed 1999-02-16
CIK 1045956

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 1998

                                       OR

         TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____


                        COMMISSION FILE NUMBER: 001-13637

                           APEX MORTGAGE CAPITAL, INC.
             (Exact name of Registrant as specified in its Charter)

              MARYLAND                                    95-4650863
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                    Identification Number)

865 SOUTH FIGUEROA STREET
LOS ANGELES, CALIFORNIA                                     90017
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

         Yes    X          No
              ----            ----

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

         This amendment is being filed solely for the purpose of inserting the following discussion at the end of Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, which was inadvertently omitted from the original report.

YEAR 2000 MATTERS

         The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any computer system that the Company relies on with time sensitive software may recognize a date entered as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company believes that most of its exposure to Year 2000 issues involves the readiness of external third parties such as, but not limited to, loan servicers, security master servicers, security paying agents and trustees, its stock transfer agent, its securities custodian, the counterparties on its various financing agreements and hedging contracts and vendors ("External Service Providers").

         The Company relies on the Manager for its computer services and the Manager has been addressing this issue at no cost to the Company. Specifically, the Manager's internally developed computer systems have been implemented within the past five years. These systems have been developed with software tools that utilize a century date format (ccyymmdd). Although it has been a standard procedure to use this format for all date fields, the Manager is nonetheless in the process of unit testing its internally developed applications for numerous date conditions, including: the first and last day of the year 2000, the leap year day and the day after, the first day of the year 2001, functions with date ranges from 1999 which cross over into year 2000, functions which have both "from date" and "to date" in the year 2000, date arithmetic and validation using standard routines through the year 2199.

         The Manager has been, and is currently in contact with, each of its External Service Providers to evaluate their readiness for the year 2000. The Manager has requested each of its External Service Providers to either (i) prepare a description of its process for identifying date sensitive areas, its approach for implementing changes, its testing methodology, along with its timetable for completion, or (ii) certify as to its year 2000 compliance.

         Due to the technical architecture of the Manager's internally developed applications, its emphasis on using major providers and its ongoing communication with those providers, the Manager anticipates it will be well positioned to begin the year 2000. There can be no assurance, however, that the Company's External Service Providers will resolve their own Year 2000 issues in a timely manner, or that any failure by these External Service Providers to resolve such issues would not have an adverse effect on the Company's operations and financial condition. Each External Service Provider is in turn subject to the Year 2000 Issues of various third parties with which it does business, making the Company's exposure to the noncompliance of any External Service Provider difficult to assess. In a worst case scenario, a significant portion of the Company's External Service Providers and contractual counter-parties could fail to fulfill their respective obligations which would significantly impair the Company's ability to meet its obligations under its financing and hedging agreements. This would in turn cause the Company to liquidate assets at potentially substantial losses and possibly render the Company insolvent. The Company believes it is devoting the necessary resources to address the Year 2000 Issues over which it has control. With respect to the Year 2000 Issues of External Service Providers, over which the Company has no control, the Company's contingency plan is to identify replacement vendors, where possible.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                         APEX MORTGAGE CAPITAL, INC.

Dated:    February 3, 1999

                                   By:   /s/ Philip A. Barach
                                         -------------------------------------
                                         Philip A. Barach
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                   By:   /s/ Daniel K. Osborne
                                         -------------------------------------
                                         Daniel K. Osborne
                                         Executive Vice President
                                         Chief Operating Officer
                                         Chief Financial Officer
                                         (Principal Accounting Officer)