Form 10-K405
period 1998-12-31
APEX MORTGAGE CAPITAL INC
filed 1999-03-31
CIK 1045956

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(MARK ONE)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                        OR

     TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934

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

     TITLE OF EACH CLASS                 NAME OF EXCHANGE WHICH REGISTERED
Common Stock ($.01 par value)                 New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X     No _____
              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 19, 1999, the aggregate market value of the voting stock held by non-affiliates was $64,872,147 based on the closing price of the Common Stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 19, 1999: 5,753,000

DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1998, are incorporated by reference into Part III.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

                           APEX MORTGAGE CAPITAL, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.       BUSINESS                                                        4

ITEM 2.       PROPERTIES                                                     21

ITEM 3.       LEGAL PROCEEDINGS                                              21

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            22

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                        22

ITEM 6.       SELECTED FINANCIAL DATA                                        23

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            24


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     31

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    33

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                        33

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             34

ITEM 11.      EXECUTIVE COMPENSATION                                         34

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                             34

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 34

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K                                                35

GLOSSARY                                                                     36

     CERTAIN CAPITALIZED AND OTHER TERMS USED HEREIN SHALL HAVE THE MEANINGS
           ASSIGNED TO THEM IN THE GLOSSARY AT THE END OF THIS REPORT.


                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

     Apex Mortgage Capital, Inc. (the "Company"), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, single-family real estate adjustable and fixed rate Mortgage Related Assets. The Company commenced operations on December 9, 1997 following the initial public offering of the Company's Common Stock. The Company's principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0440.

     The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its Mortgage Related Assets and the cost of its borrowings. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

     The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the "Manager"), subject to the direction and oversight of the Company's Board of Directors. A majority of the Board of Directors are unaffiliated with The TCW Group, Inc. ("TCW" and, together with its subsidiaries and Affiliates, the "TCW Group") or the Manager. The Manager is a wholly-owned subsidiary of TCW. The Manager was established in 1992 and the TCW Group began operations in 1971 through one of its affiliates. The Company's investment management team are selected members of the TCW Group's Mortgage-Backed Securities Group (the "MBS Group"), all of whom have over eleven years of experience in raising and managing mortgage capital. The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager's current business operations, among other reasons. The Manager's key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of Mortgage Related Assets.

                                  RECENT EVENTS

     CHANGES IN INVESTMENT AND INTEREST RATE RISK MANAGEMENT POLICIES. In May 1998, the Company's Board of Directors approved a change to the Company's investment policy permitting the Company to invest in either adjustable-rate or fixed-rate mortgage securities. Prior to the modification, the Company's investment policy stated that the Company would invest primarily in adjustable-rate mortgage securities. At the same, the Board of Directors refined the interest rate risk management policy to replace the requirement that the weighted average time to reset on the Company's mortgage assets and debts remain within ninety days to a duration based policy. The new policy targets the difference between the weighted average duration of the Company's mortgage assets and the related debt used for funding to one year or less, taking into account all hedging transactions.

     AMENDMENT TO 1997 STOCK OPTION PLAN. In December 1998, the Company's Board of Directors approved certain amendments to the Company's 1997 Stock Option Plan which permit the Board of Director's Compensation Committee, the members of which are the Unaffiliated Directors, to make discretionary option grants from time to time to the Unaffiliated Directors, subject to ratification by the Board of Directors.

     SHARE REPURCHASE PROGRAM. In September 1998, the Company's Board of Directors renewed and expanded a program to repurchase up to 1,500,000 shares of the Company's Common Stock. As of March 19, 1999, the Company had repurchased 947,100 shares of its Common Stock pursuant to the program. The average price per share repurchased was $11.16. An additional 552,900 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant. See "Item 5.- Market for Registrant's Common Equity and Related Stockholder Matters" in this report.

     DIVIDEND DECLARATION. On March 18, 1999, the Company's Board of Directors declared a dividend distribution of $0.38 per share. The dividend is payable on April 9, 1999, to shareholders of record on March 31, 1998.

     REPORTING PERIOD. Unless otherwise noted, this report describes the Company's operations and developments through the date hereof. Information given for the year ended December 31, 1997 represents the Company's initial twenty two days of operations which the reader should bear in mind when making comparisons to 1998 data.

                                    STRATEGY

     To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company's strategy is to:

- purchase primarily single-family adjustable and fixed rate Mortgage Related Assets;

- manage the credit risk of its Mortgage Related Assets through, among other activities (i) carefully selecting Mortgage Related Assets to be acquired,
     (ii) complying with the Company's investment policy, (iii) actively monitoring the ongoing credit quality and servicing of its Mortgage Related Assets, and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

- finance purchases of Mortgage Related Assets with the net proceeds of equity offerings and, to the extent permitted by the Company's leverage policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will also reflect changes in short-term market interest rates;

- seek to structure its borrowings in accordance with its interest rate risk management policy;

- utilize interest rate caps, swaps and similar financial instruments to mitigate interest rate risks; and

- seek to minimize prepayment risk primarily by structuring a diversified portfolio with a variety of prepayment characteristics.

     There can be no assurance that the Company will be able to generate competitive earnings and dividends while holding primarily High Quality Mortgage Related Assets and maintaining a disciplined risk-control profile.

     The Company may attempt to increase the return to stockholders over time by: (i) raising additional capital in order to increase its ability to invest in additional Mortgage Related Assets; (ii) lowering its effective borrowing costs through direct funding with collateralized lenders, in addition to using Wall Street intermediaries, and investigating the possibility of using collateralized commercial paper and medium-term note programs; and (iii) improving the efficiency of its balance sheet structure by issuing uncollateralized subordinated debt and other forms of capital.

MANAGEMENT POLICIES AND PROGRAMS

     The Company is a financial company that uses its equity capital and borrowed funds to seek to generate net income based on the difference between the interest income on its assets and the cost of its borrowings. The Company has elected to be taxed as a REIT under the Code. The Company intends to operate in accordance with its operating policies as approved by the Company's Board of Directors at least annually.

     The Company has established the following four primary operating policies to implement its business strategy of acquiring assets consisting primarily of United States agency and other high rated single-family real estate mortgage securities and mortgage loans in order to generate dividend yields that provide a competitive rate of return for its stockholders. These policies supercede the Management Policies and Programs stated in the Company's prospectus dated December 3, 1997, Form 10-K for its fiscal year ended December 31, 1997, and Forms 10-Q for its quarters ended March 31, June 30 and September 30, 1998.

-    Investment Policy
-    Leverage Policy
-    Interest Rate Risk Management Policy
-    REIT Compliance Policy


     Compliance with the policy guidelines shall be determined at the time of purchase of the Mortgage Related Assets (based on the most recent valuation used by the Company) and will not be affected by events subsequent to such purchase. Such events include, without limitation, changes in characterization, value or rating of any specific Mortgage Related Assets or economic conditions or other events generally affecting any Mortgage Related Assets of the type held by the Company.

INVESTMENT POLICY

     The Company intends to acquire investments that it believes will maximize returns on capital invested, after considering (i) the amount and nature of the anticipated returns from the investment, (ii) the Company's ability to pledge the investment to secure collateralized borrowings, and
(iii) the costs associated with financing, hedging, managing, securitizing and reserving for such investments.

     The Company generally expects to primarily invest in Mortgage Related Assets that may include Short-Term Investments, Mortgage-Backed Securities, High Credit Quality Mortgage Loans, Mortgage Derivative Securities and Other Investments.

The Company's investment policy is intended to provide guidelines for the acquisition of its investments. Specifically, the investment policy states that the Company intends to acquire a portfolio of investments that can be segregated into specific categories. Each category and its respective investment limitations are as follows:

50% CATEGORY

     At least 50% of the Company's total assets are expected to consist of
(i) Short-Term Investments, (ii) Mortgage-Backed Securities that are either issued or guaranteed by an agency of the U.S. government, (iii) Mortgage-Backed Securities that are rated AAA by at least one nationally recognized rating agency or (iv) High Credit Quality Mortgage Loans that are funded with Committed Secured Borrowings.

75% CATEGORY

     At least 75% of the Company's total assets are expected to consist of investments that qualify for the 50% Category or other Mortgage-Backed Securities that have received an investment grade rating by at least one nationally recognized rating agency.

90% CATEGORY

     At least 90% of the Company's total assets are expected to consist of investments that qualify for the 75% Category or High Credit Quality Mortgage Loans that are not funded by Committed Secured Borrowings.

10% CATEGORY

     Not more than 10% of the Company's total assets are expected to consist of (i) Mortgage-Backed Securities rated below investment grade, (ii) Mortgage Derivative Securities or (iii) Other Investments.

LEVERAGE POLICY

     The Company generally anticipates utilizing leverage to increase returns to its shareholders. The Company's goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during periods of adverse market conditions. The Company has established a leverage policy to control the type and amount of leverage used to fund the acquisition of its Mortgage Related Assets. The Company's leverage policy is intended to provide guidelines for utilizing secured borrowings in the form of Uncommitted Secured Borrowings and Committed Secured Borrowings.

UNCOMMITTED SECURED BORROWINGS

     The Company expects a substantial portion of its borrowings may consist of Uncommitted Secured Borrowings including reverse repurchase agreements, lines of credit, Dollar-Roll Agreements, and other financing transactions. Such funding sources generally do not commit the lender to continue to provide financing to the Company. The Company intends to limit the amount of Uncommitted Secured Borrowings to 92% of its total assets, less any assets that are funded with Committed Secured Borrowings, plus the market value of any related hedging transactions. If the amount of such borrowings exceeds 92%, the Manager will be required to submit to the Company's Board of Directors a plan designed to bring the total amount of Uncommitted Secured Borrowings below the 92% limitation. It is anticipated that in many circumstances this goal will be achieved over time without active management through the natural process of mortgage principal repayments and increases in the market value of the Company's total assets. The Company anticipates that it will only enter into repurchase agreements and other financing transactions with counter-parties rated investment grade by a Rating Agency.

COMMITTED SECURED BORROWINGS

     The Company's borrowings may consist of Committed Secured Borrowings, including the issuance of CMOs, structured commercial paper programs, secured term notes and other financing transactions. Such funding sources generally commit the lender to provide financing to the Company for a specified period of time or to provide financing to the Company to fund specific assets until they mature. The Company intends to limit the amount of Committed Secured Borrowings to 97% of the assets funded with such borrowings at the time any corresponding transaction is entered into.

INTEREST RATE RISK MANAGEMENT POLICY

     The Company has established an interest rate risk management policy that is intended to mitigate the negative impact of changing interest rates. The Company generally intends to mitigate interest rate risk by targeting the difference between the market weighted average duration on its Mortgage Related Assets funded with secured borrowings to the market weighted average duration of such borrowings to one year or less, taking into account all hedging transactions. The Company generally does not intend to have any specific duration target for the portion of its Mortgage Related Assets that are not funded by secured borrowings.

     There can be no assurance that the Company will be able to limit such duration differences and there may be periods of time when the duration difference will be greater than one year.

     The Company may implement its interest rate risk management policy by utilizing various hedging transactions, including interest rate swaps, interest rate swaptions, interest rate caps, interest rate floors, financial futures contracts, options on financial futures contracts, and other structured transactions. The Company does not intend to enter into such transactions for speculative purposes.

REIT COMPLIANCE POLICY

     The Company intends to operate its business in compliance with the REIT Provisions of the Code. Accordingly, all of the provisions outlined in the Company's investment, leverage and interest rate risk management policies are subordinate to the REIT Provisions of the Code if any conflicts arise.

     To qualify for tax treatment as a REIT, the Company must meet certain tests as fully described in sections 856 and 857 of the Code. A summary of the requirements for qualification as a REIT is described immediately below.

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

     INCOME TESTS. The Company must generally meet certain gross income tests for each taxable year. At least 75% of the Company's gross income must be derived from certain specified real estate sources, including interest income and gain from the disposition of Qualified REIT Real Estate Assets or Qualified Temporary Investment Income (the "75% Gross Income Test"). At least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest unrelated to real estate, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

     DIVIDEND DISTRIBUTION REQUIREMENTS. The Company must generally distribute to its stockholders an amount equal to at least 95% of the Company's taxable income before deductions of dividends paid and excluding net capital gains. The Company has until January 31 following the end of the fiscal year to pay the dividends out to shareholders and is permitted to offer a special dividend in order to meet the 95% requirement.

OTHER POLICIES

     The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act. The Company does not currently intend to (i) originate Mortgage Loans or (ii) offer securities in exchange for real property. The Company will not purchase any Mortgage Related Assets from its Affiliates other than mortgage securities that may be purchased from a taxable subsidiary of the Company that may be formed in connection with the securitization of Mortgage Loans.

FUTURE REVISIONS IN POLICIES AND STRATEGIES

     The Company's Board of Directors has established the policies and strategies set forth in this report. The Board of Directors (subject to approval by a majority of Unaffiliated Directors) has the power to modify or waive such policies and strategies without the consent of the stockholders. The Company's Board of Directors will at least annually establish and approve (including approval by a majority of Unaffiliated Directors) the policies and strategies of the Company.

DESCRIPTION OF MORTGAGE RELATED ASSETS

     The Company invests principally in the following types of Mortgage Related Assets subject to the operating restrictions described in "Management Policies and Programs" below.

PRIMARY MORTGAGE SECURITIES

     PASS-THROUGH CERTIFICATES. Pass-Through Certificates are securities representing interests in "pools" of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans which underlie the securities (net of fees paid to the issuer or guarantor of the securities). Early repayment of principal on some Mortgage Related Assets (arising from prepayments of principal due to sale of the underlying property, refinancing, or foreclosure, net of fees and costs which may be incurred) may expose the Company to a lower rate of return upon reinvestment of principal. This is known as prepayment risk. Also, if a security subject to prepayment has been purchased at a premium, the value of the premium would be lost in the event of prepayment. Like other fixed income securities, when interest rates rise, the value of a Mortgage Related Asset generally will decline; however, when interest rates are declining, the value of Mortgage Related Assets with prepayment features may not increase as much as other fixed income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of a Mortgage Related Asset, and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase. When interest rates rise, the holdings of Mortgage Related Assets by the Company can reduce returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. This is known as extension risk.

     Payment of principal and interest on some mortgage pass-through securities (but not the market value of the securities themselves) may be guaranteed by the full faith and credit of the U.S. Government (in the case of securities guaranteed by the Government National Mortgage Association ("GNMA")) or guaranteed by agencies or instrumentalities of the U.S. Government (in the case of securities guaranteed by the federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C., Section 1716 et seq.), formerly known as the Federal National Mortgage Association ("Fannie Mae"), or the Federal Home Loan Mortgage Corporation ("FHLMC")) which are supported only by the discretionary authority of the U.S. Government to purchase the agency's obligations. Mortgage Related Assets created by non-governmental issuers (such as commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers) may be supported by various forms of insurance or guarantees, including individual loan, title, pool and hazard insurance and letters of credit, which may be issued by governmental entities, private insurers or the mortgage poolers.

     COLLATERALIZED MORTGAGE OBLIGATIONS. Collateralized Mortgage Obligations ("CMOs") are hybrid mortgage related instruments. Interest and pre-paid principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans but are more typically collateralized by portfolios of mortgage pass-through securities guaranteed by GNMA, FHLMC, or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. CMOs that are issued or guaranteed by the U.S. Government or by any of its agencies or instrumentalities will be considered U.S. Government securities by the Company.

OTHER MORTGAGE SECURITIES

     GENERAL. The Company may acquire other mortgage securities such as non-High Quality Mortgage Related Assets and other mortgage securities collateralized by single-family Mortgage Loans, mortgage warehouse participations, Mortgage Derivative Securities, subordinated interests and other mortgage-backed and mortgage-collateralized obligations, other than pass-through certificates and CMOs.

     MORTGAGE DERIVATIVE SECURITIES. The Company may acquire Mortgage Derivative Securities not to exceed 10% of its total assets. Mortgage Derivative Securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivative Securities are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. In the event of more rapid (slower) than anticipated prepayments on such Mortgage Loans, the rates of return on interests in Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest ("Interest Only Derivatives") would be likely to decline (increase). Conversely, the rates of return on Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal ("Principal Only Derivatives") would be likely to increase (decrease) in the event of rapid (slow) prepayments.

     The Company may also invest in Inverse Floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed such as the London Inter-Bank Offered Rate ("LIBOR") or the 11th District Cost of Funds Index ("COFI"). Any rise in the index rate (as a consequence of an increase in interest rates) causes a drop in the coupon rate of an Inverse Floater while any drop in the index rate causes an increase in the coupon of an Inverse Floater. An Inverse Floater may behave like a security that is leveraged since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest. The "leverage-like" characteristics inherent in Inverse Floaters are associated with greater volatility in their market prices.

     The Company also may invest in other Mortgage Derivative Securities that may in the future be developed.

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

     MORTGAGE WAREHOUSE PARTICIPATIONS. The Company also may from time to time acquire mortgage warehouse participations as an additional means of diversifying its sources of income. The Company anticipates that such investments, together with its investments in Other Mortgage Assets, will not in the aggregate exceed 10% of its total Mortgage Related Assets. These investments are participations in lines of credit to Mortgage Loan originators that are secured by recently originated Mortgage Loans that are in the process of being sold to investors. Mortgage warehouse participations do not qualify as Qualified REIT Real Estate Assets. Accordingly, this activity is limited by the REIT Provisions of the Code.

MORTGAGE LOANS

     GENERAL. The Company intends to acquire and accumulate Mortgage Loans as part of its investment strategy until a sufficient quantity has been accumulated for securitization into High Credit Quality Mortgage Loans. The Company anticipates that the Mortgage Loans acquired by it and not yet securitized, together with its investments in other Mortgage Related Assets, will not constitute more than 25% of the Company's total Mortgage Related Assets at any time. All Mortgage Loans will be acquired with the intention of securitizing them into High Credit Quality Mortgage Loans. However, there can be no assurance that the Company will be successful in securitizing the Mortgage Loans. To meet the Company's investment criteria, the Mortgage Loans to be acquired by the Company will generally conform to the underwriting guidelines established by Fannie Mae, FHLMC or other credit insurers. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of Mortgage Loans by the lending institution. The Company does not intend to obtain additional appraisals at the time of acquiring Mortgage Loans.

     The Mortgage Loans may be originated by or purchased from various suppliers of Mortgage Related Assets throughout the United States, such as savings and loan associations, banks, mortgage bankers, home-builders, insurance companies and other mortgage lenders. The Company may acquire Mortgage Loans directly from originators and from entities holding Mortgage Loans originated by others. The Board of Directors of the Company has not established any limits upon the geographic concentration of Mortgage Loans to be acquired by the Company or the credit quality of suppliers of Mortgage Related Assets.

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

     COMMITMENTS TO MORTGAGE LOAN SELLERS. The Company may issue commitments to originators and other sellers of Mortgage Loans who follow policies and procedures that generally comply with Fannie Mae and FHLMC regulations and guidelines and that comply with all applicable federal and state laws and regulations for Mortgage Loans secured by single-family (one-to-four units) residential properties. In addition, commitments may be issued for agency certificates as well as privately issued pass-through certificates and Mortgage Loans. Although the Company may commit to acquire Mortgage Loans prior to funding, all Mortgage Loans are to be fully funded prior to their acquisition by the Company. Following the issuance of commitments, the Company will be exposed to risks of interest rate fluctuations similar to those risks on Mortgage Related Assets.

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

     PROTECTION AGAINST MORTGAGE LOAN RISKS. It is anticipated that each Mortgage Loan purchased will have a commitment for mortgage pool insurance from a mortgage insurance company with a claims-paying ability rated investment grade by either of the Rating Agencies. Mortgage pool insurance insures the payment of certain portions of the principal and interest on Mortgage Loans. In lieu of mortgage pool insurance, the Company may arrange for other forms of credit enhancement such as letters of credit, subordination of cash flows, corporate guaranties, establishment of reserve accounts or over-collateralization.

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

                    PRINCIPAL RISKS AND SPECIAL CONSIDERATIONS

     LEVERAGE RISK. The Company employs a leveraging strategy of generally borrowing up to 92% of its total assets to finance the acquisition of additional Mortgage Related Assets. The Company's borrowing may, at times, exceed 92% of its total assets. In the event borrowing costs exceed the income on its Mortgage Related Assets, the Company will experience negative cash flow and incur losses. Another risk of leverage is the possibility that the value of the collateral securing the borrowings will decline. In such event, additional collateral or repayment of borrowings would be required. The Company could be required to sell Mortgage Related Assets under adverse market conditions in order to maintain liquidity. If these sales were made at prices lower than the carrying value of the Mortgage Related Assets, the Company would experience losses.

     INTEREST RATE RISK. There is the possibility that the value of the Company's Mortgage Related Assets may fall since fixed income securities generally fall when interest rates rise. The longer the term of a fixed income instrument, the more sensitive it will be to fluctuations in value from interest rate changes. Changes in interest rates may have a significant effect on the Company's operations, because it may hold Mortgage Related Assets with long terms to maturity. Rising interest rates will negatively impact the Company's borrowings since the value of the collateral securing the borrowing will decline in value, requiring additional collateral or repayments of borrowing. This could reduce the level of borrowings and reduce returns. Also, when interest rates rise, the Company's holding of Mortgage Related Assets can reduce returns if the owners of the underlying mortgages pay-off their mortgages later than anticipated. This is known as EXTENSION RISK. When interest rates drop, the Company's holdings of the Mortgage Related Assets can reduce returns if the owners of the underlying mortgages pay off their mortgages sooner than anticipated since the funds prepaid will have to be invested at the then lower prevailing rate. This is known as PREPAYMENT RISK. In addition, when interest rates drop, not only can the value of Mortgage Related Assets drop, but the yield can drop, particularly where the yield on the security is tied to interest rates, such as adjustable mortgages.

     LIQUIDITY RISK. There is the possibility that the Company may lose money or be prevented from earning capital gains if it cannot sell a Mortgage Related Asset at a time and price that is most beneficial to the Company. The Company is subject to liquidity risk because it invests in mortgage securities which have experienced periods of illiquidity.

     CREDIT RISK. Credit risk is the possibility that the Company could lose money if an issuer is unable to meet its financial obligations, such as the payment of principal and/or interest on an instrument, or goes bankrupt. The Company may invest a portion of its assets in Mortgage Related Assets which are not guaranteed by the U.S. Government or investment grade, which may make the Company subject to substantial credit risk. This is especially true during periods of economic uncertainty or during economic down turns.

     FAILURE TO MAINTAIN REIT STATUS RISK. Failure to maintain REIT status risk refers to the possibility that the Company may become subject to federal income tax as a regular corporation. The Company intends at all times to maintain substantially all of its investments in, and otherwise conduct its business in a manner consistent with, the REIT Provisions of the Code. If the Company fails to qualify as a REIT, it would be treated as a regular corporation for federal tax purposes. This would result in the Company being subject to federal income tax that would further result in a substantial reduction of cash available for distribution to shareholders.

     FAILURE TO MAINTAIN INVESTMENT COMPANY ACT EXEMPTION RISK. The Company intends to conduct its business so as not to become a "regulated investment company" under the Investment Company Act. As a result, the Company's ownership of certain Mortgage Related Assets may be limited by the Investment Company Act. This could have the effect of adversely affecting the Company's operations and returns to shareholders. In addition, if the Company fails to qualify for the exemption from registration as an investment company, its ability to use leverage would be substantially reduced. This could reduce income to the Company and returns to shareholders.

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

     Prospective investors in the Company are urged to consult with their own tax advisors regarding the specific consequences to each of them of the purchase, ownership and sale of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.

GENERAL

     The Code provides special tax treatment for organizations that qualify and elect to be taxed as REITs. In brief, if certain specific conditions imposed by the Code are met, entities that invest primarily in real estate assets, including Mortgage Loans, that otherwise would be taxed as corporations are generally not taxed at the corporate level on their taxable income that is distributed to their stockholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles. A qualifying REIT, however, may be subject to certain excise and other taxes, as well as normal corporate tax, on Taxable Income that is not currently distributed to its stockholders.

     The Company has made an election to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1997. There can be no assurance, however, that all qualification requirements for such treatment will be met.

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

REQUIREMENTS FOR QUALIFICATION AS A REIT

     To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests. The Company has adopted a policy to comply with the REIT Provisions of the Code.

TERMINATION OR REVOCATION OF REIT STATUS

     The Company's election to be treated as a REIT will be terminated automatically if it fails to meet the Code's requirements. If this occurs, the Company will not be eligible again to elect REIT status until the fifth taxable year that begins after the year for which its election was terminated unless all of the following relief provisions apply: (i) the Company did not willfully fail to file a timely return with respect to the termination taxable year; (ii) inclusion of incorrect information in such return was not due to fraud with intent to evade tax; and (iii) the Company establishes that failure to meet requirements was due to reasonable cause and not willful neglect. The Company may also voluntarily revoke its election, although it has no intention of doing so, in which event it will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

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

TAXATION OF THE COMPANY

     In any year in which the Company qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its Taxable Income or net capital gain which is distributed to its stockholders. The Company will, however, be subject to tax at normal corporate rates upon any net income or net capital gain not distributed with respect to undistributed income. The Company intends to distribute substantially all of its Taxable Income to its stockholders on a pro rata basis in each year.

     In addition, the Company will also be subject to a tax of 100% of net income from any prohibited transaction under the Code and will be subject to a 100% tax on the amount by which it fails either the 75% or 95% Gross Income Tests, reduced by approximated expenses, if the failure to satisfy such tests is due to reasonable cause and not willful neglect and if certain other requirements are met. The Company may also be subject to the alternative minimum tax on certain items of tax preference with respect to undistributed income.

     The Company may securitize Mortgage Loans and sell such mortgage securities through a taxable subsidiary. However, if the Company itself were to sell such mortgage securities on a regular basis, there is a substantial risk that they would be deemed dealer property and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions under the Code. The Company therefore, intends to make any such sales through a taxable subsidiary. The taxable subsidiary will not be subject to this 100% tax on income from prohibited transactions under the Code, which is only applicable to REITs.

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

TAXABLE SUBSIDIARIES

     The Company may, in the future, cause the creation and sale of mortgage securities through a taxable corporation. The Company and one or more persons or entities will own all of the capital stock of that taxable corporation, sometimes referred to as a "taxable subsidiary." In order to ensure that the Company will not violate the prohibition on ownership of more than 10% of the voting stock of a single issuer and the prohibition on investing more than 5% of the value of its assets in the stock or securities of a single issuer, the Company will own only shares of nonvoting preferred stock of that taxable subsidiary corporation and will not own any of the taxable subsidiary's common stock. In addition, the dividends that the taxable subsidiary pays to the Company will not qualify as income from Qualified REIT Real Estate Assets for purposes of the 75% Gross Income Test, and will have to be limited, along with the Company's other interest, dividends, gains on the sale of securities, hedging income, and other income not derived from Qualified REIT Real Estate Assets to less than 25% of the Company's gross revenues in each year. If the taxable subsidiary creates a taxable mortgage pool, such pool itself will constitute a separate taxable subsidiary of the taxable subsidiary. The taxable subsidiary would be unable to offset the income derived from such a taxable mortgage pool with losses derived from any other activities. The Company's ability to establish and maintain taxable subsidiaries may be adversely affected by a recent legislative proposal. See "Recent Proposed Legislation" below.

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

     Any loss on the sale or exchange of shares of the Common Stock held by a stockholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the Common Stock held by such stockholders during the six-month period.

     If the Company makes distributions to its stockholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as a gain realized from the sale of the Company's Common Stock.

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

TAXATION OF TAX-EXEMPT ENTITIES

     In general, a Tax-Exempt Entity that is a stockholder of the Company is not subject to tax on distributions. The IRS has ruled that amounts distributed by a REIT to an exempt employees' pension trust do not constitute UBTI and thus should be nontaxable to such a Tax-Exempt Entity. However, if a Tax-Exempt Entity has financed the acquisition of any of its stock in the Company with "acquisition indebtedness" within the meaning of the Code, distributions on such stock could be treated as UBTI. Under certain conditions, if a tax-exempt employee pension or profit sharing trust were to acquire more than 10% of the Company's Common Stock, a portion of the dividends on such Common Stock could be treated as UBTI.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSEQUENCES APPLICABLE TO FOREIGN HOLDERS

     The following discussion summarizes certain United States tax consequences of the acquisition, ownership and disposition of the Common Stock by a purchaser of the Common Stock that, for United States income tax purposes, is not a

"United States Holder" (a "Foreign Holder"). For purposes of discussion, a United States Holder means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof (unless, in the case of a partnership, the IRS provides otherwise by regulations); an estate whose income is includable in gross income for United States income tax purposes regardless of its source; or, a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust. This discussion does not consider any specific facts or circumstances that may apply to a particular Foreign Holder. Prospective investors are urged to consult their tax advisors regarding the United States tax consequences of acquiring, holding and disposing of Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

     DIVIDENDS. Dividends paid by the Company out of earnings and profits to a Foreign Holder will generally be subject to federal income tax withholding at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business conducted by the Foreign Holder. A Foreign Holder eligible for a reduction in withholding under an applicable treaty must so notify the Company by completing the appropriate IRS form. Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his Common Stock, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the Company's earnings and profits (which, under most circumstances, will correspond to the Company's net income before the deduction for dividends paid), the distribution will be subject to withholding at the same rate as dividends. However, any amounts withheld will be refundable or creditable against the Foreign Holder's United States tax liability if the Company subsequently determines that such distribution was, in fact, in excess of the earnings and profits of the Company. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Foreign Holder, the dividend received will be subject to the United States federal income tax on net income that applies to United States persons generally (and, in addition with respect to foreign corporate holders and under certain circumstances, the 30% branch profits tax).

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

     GAIN ON DISPOSITION. A Foreign Holder will generally not be subject to United States federal income tax on a gain recognized on a sale or other disposition of the Common Stock unless (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Foreign Holder, (ii) in the case of a Foreign Holder who is a nonresident alien individual and holds the Common Stock as a capital asset, such holder is present in the United States for 183 or more days (computed in part by reference to days present in the two prior years) in the taxable year and certain other requirements are met, or (iii) the Foreign Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a United States Holder will be subject to the United States federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Foreign Holders should consult applicable treaties, which may provide for different rules.

     Gain recognized by a Foreign Holder upon a sale of its Common Stock will generally not be subject to tax under FIRPTA if the Company is a "domestically controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-U.S. persons. Because only a minority of the Company's stockholders are expected to be Foreign Holders, the Company anticipates that it will qualify as a domestically controlled REIT. Accordingly, a Foreign Holder should not be subject to U.S. tax from gains recognized upon disposition of the Common Stock. However, because the Common Stock is publicly traded, no assurance can be given that the Company will continue to be a domestically controlled REIT.

     INFORMATION REPORTING AND BACKUP WITHHOLDING. United States information reporting requirements and backup withholding tax will generally not apply to dividends paid on the Common Stock to a Foreign Holder at an address outside the United States. Payments by a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding at a rate of 31% and information reporting unless the holder certifies its Foreign Holder status under penalties of perjury or otherwise establishes an exemption. Information reporting requirements (but not backup withholding) will also apply to payments of the proceeds of sales of the Common Stock by foreign offices of United States brokers, or foreign brokers with certain types of relationships to the United States, unless the broker has documentary evidence in its records that the holder is a Foreign Holder and certain other conditions are met, or the holder otherwise establishes an exemption.

     Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules will be refunded or credited against the Foreign Holder's United States federal income tax liability, provided that the required information is furnished to the IRS.

     These information reporting and backup withholding rules are under review by the United States Treasury and their application to the Common Stock could be changed by future regulations.

RECENT PROPOSED LEGISLATION

     The Clinton Administration has recently released a description of a proposed legislative changes which, if enacted, may adversely affect the ability of the Company to establish and maintain taxable subsidiaries. Under the Clinton proposal, and subject to certain exceptions, the Code would be amended to prohibit a REIT from owning more than 10 percent of the stock of a taxable corporation, measured either by vote or by value, rather than more than 10 percent of the voting stock of a taxable corporation as under current law. The Clinton proposal would also restrict the deductibility of certain expenses incurred by a taxable subsidiary. If this proposal is adopted, it may be more difficult for the Company to establish taxable subsidiaries through which to engage in non-qualifying activities, such as the holding of property primarily for sale in the ordinary course of business or certain hedging activities. It is impossible to predict at this time whether the Clinton proposal, or some other proposal which would similarly affect the Company's ability to utilize taxable subsidiaries, will ultimately be adopted.

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

     In regard to the "plan assets" issue noted in clause (c) above, O'Melveny & Myers LLP, the Company's counsel, at the time of the Company's public offering was of the opinion that the Common Stock should qualify as a "publicly offered security," and, therefore, the acquisition of such Common Stock by ERISA Plans should not cause the Company's assets to be treated as assets of such investing ERISA Plans for purposes of the fiduciary responsibility provisions of ERISA or the prohibited transaction provisions of the Code. Fiduciaries of ERISA Plans and IRAs should consult with and rely upon their own advisors in evaluating the consequences under the fiduciary provisions of ERISA and the Code of an investment in Common Stock in light of their own circumstances.

                                   COMPETITION

     The Company believes that the principal competition in the business of acquiring and holding Mortgage Related Assets are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. The Company anticipates that it will be able to compete effectively and generate competitive rates of return for stockholders due to the Manager's experience in managing mortgage capital, access to and experience in secondary mortgage markets, relative freedom to securitize its Mortgage Related Assets, relatively low level of operating costs, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status.

                                    EMPLOYEES

     As of December 31, 1998, the Company had no employees. The Manager manages the day to day operations of the Company, subject to the direction and oversight of the Company's Board of Directors and under the terms of a Management Agreement discussed below.

                            THE MANAGEMENT AGREEMENT

     The Company has entered into a Management Agreement with the Manager for an initial two-year term expiring on December 31, 1999. The Manager is primarily involved in two activities: (i) asset/liability management--acquisition, financing, hedging, management and disposition of Mortgage Related Assets, including credit and prepayment risk management; and
(ii) capital management--oversight of the Company's structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of Mortgage Related Assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company's Mortgage Related Assets and provides certain administrative and managerial services in connection with the operation of the Company. The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company's Board of Directors. The Manager is required to prepare regular reports for the Company's Board of Directors that will review the Company's acquisitions of Mortgage Related Assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company's Board of Directors.

     At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors and will have only such functions and authority as the Company may delegate to it. The Manager is responsible for the day-to-day operations of the Company.

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

MANAGER COMPENSATION

     The Manager will receive annual base management compensation based on the Average Net Invested Capital of the Company, payable monthly in arrears, equal to 3/4 of 1% of Average Net Invested Capital. The term "Average Net Invested Capital" means for any period (i) the arithmetic average of the sum of the gross proceeds of the offerings of its equity securities by the Company, after deducting any underwriting discounts and commissions and other expenses and costs relating to such offerings, plus the Company's retained earnings (taking into account any losses incurred) and any non-cash charges or reserves, including depreciation, mark-to-market adjustments and unrealized credit loss, computed by taking the average of such values at the end of each month during such period, plus (ii) any unsecured debt approved by the Unaffiliated Directors to be included in Average Net Invested Capital, minus (iii) the cumulative amounts paid by the Company to repurchase its shares. Accordingly, incurring collateralized debt to finance specific investment purchases does not ordinarily increase Average Net Invested Capital.

     The Manager shall also be entitled to receive as incentive compensation for each fiscal quarter, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. The incentive compensation calculation and payment will be made quarterly in arrears. The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For purposes of calculating the incentive compensation payable, the definition "Return on Equity" is not related to the actual distributions received by stockholders or to an individual investor's actual return on investment. For such calculations, the "Net Income" of the Company means the taxable income of the Company (including net capital gains, if any) before the Manager's incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with generally accepted accounting principles. A deduction for all of the Company's interest expenses for borrowed funds is taken into account in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, minus the cumulative amounts paid by the Company to repurchase its shares.

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

EXPENSES

     Subject to the limitations set forth below, the Company will generally pay all its operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The operating expenses required to be borne by the Manager include the compensation of the Company's officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses that are paid by the Company will include (but not necessarily be limited to) the cost of money borrowed by the Company (including interest), taxes and license fees, issuance and transaction costs incident to the acquisition, disposition and financing of investments, costs related to hedging transactions, legal, investigatory, accounting and auditing fees and expenses, consultants' advisory services with respect to REIT and other compliance matters, the compensation and expenses of the Company's Unaffiliated Directors, the costs of making distributions and printing and mailing proxies and reports to stockholders, costs incurred by employees of the Manager for travel on behalf of the Company, costs incident to the issuance of mortgage securities, costs incident to the accumulation and servicing of Mortgage Loans, costs associated with any computer software or hardware that is used solely for the Company, costs to obtain liability insurance to indemnify the Manager, the Company's directors and officers, and the Company's underwriters, the compensations and expenses of the Company's custodian, transfer agent and registrar, and any extraordinary or non-recurring costs or charges incurred by the Company, if any. Certain Company operating expenses shall be limited to an amount per year equal to the greater of 2% of the Average Net Invested Capital of the Company or 25% of its Net Income for that year. The operating expenses that are subject to this limitation are:

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

          (iii) all expenses of third parties pertaining to communications to holders of equity securities or debt securities of the Company or any subsidiary of the Company and the other bookkeeping and clerical work necessary to maintain relations with holders of such securities and in complying with the continuous reporting and other requirements of governmental bodies or agencies (these expenses include any costs of computer services utilized in connection with these communications and reporting requirements, the cost of printing and mailing certificates for such securities and proxy solicitation materials and reports to holders of the Company's or any subsidiary's securities and reports to third parties required under any indenture to which the Company or any subsidiary of the Company is a party);

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

          (ix) costs associated with computer hardware and software, third party information services and office expenses that relate solely to the business activities of the Company; and

          (x) all other expenses regarded as ordinary operating expenses in accordance with generally accepted accounting principles, exclusive of certain specifically excluded expenses as described below.

     Expenses excluded from the expense limitation and wholly payable by the Company are (but are not limited to) those incurred in connection with the accumulation and servicing of Mortgage Loans, the issuance and administration of mortgage securities from pools of Mortgage Loans, the raising of capital, the acquisition of Mortgage Related Assets, interest and hedging expenses, taxes and license fees, non-cash costs, litigation, investigations in connection with litigation or threatened litigation, base and incentive management compensation and extraordinary and non-recurring expenses. The determination of Net Income for purposes of calculating the expense limitation will be the same as for calculating the Manager's incentive compensation except that it will include any incentive compensation payable for such period.

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

CERTAIN RELATIONSHIPS; CONFLICTS OF INTEREST

     In addition to its base management compensation under the Management Agreement, the Manager has the opportunity to earn incentive compensation for each fiscal quarter in an amount equal to 30% of the Net Income of the Company (before payment of such incentive compensation) in excess of the amount that would produce on annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. Quarterly incentive compensation will be subject to an annual adjustment commencing in the second full year of the Company's operation. In evaluating Mortgage Related Assets for investment and in other operating strategies, an undue emphasis on the maximization of income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee could result in increased risk to the value of the Company's Mortgage Related Asset portfolio.

     The Company, on the one hand, and the Manager and its Affiliates, on the other, do not presently expect to, but may in the future, enter into a number of relationships other than those governed by the Management Agreement, some of which may give rise to conflicts of interest between the Manager and its Affiliates and the Company. The market in which the Company will seek to purchase Mortgage Related Assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between the Company and the Manager and its Affiliates in addition to those described herein. Any such relationships or transactions will require the approval of the Company's Board of Directors, including a majority of the Unaffiliated Directors.

     The Manager and its Affiliates may act as investment adviser or manager for other entities, which may or may not include services similar to those it renders to the Company. Pursuant to the terms of the Management Agreement, the Manager and its Affiliates will agree on the allocation of mortgage securities between the Company and other accounts over which the Manager and its Affiliates have control. The Manager will base allocation decisions on the procedures the Manager considers fair and equitable, including, without limitation, such considerations as investment objectives, restrictions and time horizon, availability of cash and the amount of existing holdings.

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

     The Company has agreed to indemnify the Manager, its directors and its officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement. The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or Affiliates from engaging in any business or rendering services of any kind to any other person, including the purchase of, or rendering advice to others purchasing Mortgage Related Assets that meet the Company's policies and criteria. The Manager may also advise or manage other mortgage related entities subject to certain limitations, including REITs, that invest in residential and commercial mortgages and other residential and non-residential mortgage securities. The ability of the Manager and its officers and employees to engage in other business activities could reduce the time and effort spent on the Company. The Management Agreement does not specify a minimum amount of time or attention that the Manager or its officers or employees must devote to the Company's business.

ITEM 2.   PROPERTIES

     The Company does not own or lease any real property. The Company's principal executive offices are located at 865 South Figueroa Street, Los Angeles, California 90017, telephone (213) 244-0440. Such offices are provided by the Manager in accordance with the Management Agreement.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company. The litigation regarding the Company's use of the name "Apex Mortgage Capital" reported in last year's Form 10-K was settled.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on July 7, 1998. At the meeting, the ratification of the appointment of Deloitte & Touche LLP, as auditors of the Company was submitted to a shareholder vote and approval by a majority of the Company's outstanding voting securities (votes for: 6,342,792; votes against: 15,365; abstentions: 21,150). 6,453,000 shares of the Company were outstanding on the record date and 6,379,307 shares of the Company entitled to vote were present in person or by proxy at the meeting. No matters were submitted to shareholders in the fourth quarter of 1998.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


EQUITY MARKET ACTIVITY

     The Company's Common Stock began trading on December 4, 1997 and is traded on the New York Stock Exchange under the trading symbol AXM. As of March 19, 1999, the Company had 5,753,000 shares of Common Stock issued and outstanding which were held of record by 39 shareholders.

     The following table sets forth the high, low and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape and the cash dividend declared per share of Common Stock.

                                                                              Cash
                                                    Stock Price            Dividends
                                            --------------------------      Declared
1998                                        High       Low       Close     Per Share
----                                        ----       ---       -----     ---------
Fourth Quarter ended December 31, 1998     $11.13     $ 7.25    $ 9.63       $0.30
Third Quarter ended September 30, 1998     $12.06     $ 9.06    $ 9.56       $0.27
Second Quarter ended June 30, 1998         $12.75     $10.44    $10.50       $0.25
First Quarter ended March 31, 1998         $14.06     $11.50    $12.38       $0.25

1997
----

Fourth Quarter ended December 31, 1997     $15.00     $14.00    $14.00       $0.04

     On March 18, 1999, the Company's Board of Directors declared a dividend distribution of $0.38 per share. The dividend is payable on April 9, 1999, to shareholders of record on March 31, 1999.

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

SHARE REPURCHASE PROGRAM

     On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. On September 16, 1998, the Company's board of directors authorized a program to repurchase up to an additional 750,000 shares of the Company's Common Stock having completed the original repurchase program of 750,000 shares.

     The Company repurchased 947,100 shares during the year ended December 31, 1998. The average price per share repurchased during the year ended December 31, 1998 was $11.16. The repurchased shares are held in treasury at cost in the financial statements herein.

     An additional 552,900 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data are derived from audited financial statements for the year ended December 31, 1998 and the period from commencement of operations on December 9, 1997 to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                         PERIOD FROM
                                                                        YEAR ENDED      DECEMBER 9, 1997 TO
                                                                     DECEMBER 31, 1998   DECEMBER 31, 1997
                                                                -------------------------------------------
STATEMENT OF OPERATIONS DATA:

Days in period                                                                365                  22

Interest income                                                       $41,785,000            $428,000
Interest expense                                                      $36,007,000            $111,000
Net interest income                                                    $5,778,000            $317,000
General and administrative expenses                                    $2,104,000            $167,000
Net income                                                             $5,547,000            $150,000
Average number of shares outstanding                                    6,190,000           6,700,100
Basic and diluted net income per share                                      $0.90               $0.02
Dividends declared per share                                                $1.07               $0.04

                                                              AT DECEMBER 31, 1998      AT DECEMBER 31, 1997
                                                              ----------------------------------------------
BALANCE SHEET DATA:

Mortgage-backed securities                                           $825,995,000           $265,880,000
Other Investments                                                     $20,139,000                      0
Total assets                                                         $865,478,000           $271,307,000
Reverse repurchase agreements                                        $767,908,000            $87,818,000
Total liabilities                                                    $777,448,000           $178,310,000
Stockholders' equity                                                  $88,030,000            $92,997,000
Book value per share                                                       $15.30                 $13.88
Fair Value of Off Balance Sheet Hedging Instruments                   $(9,994,000)                     0
Book value per share net of Hedging Instruments                            $13.56                 $13.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Apex Mortgage Capital, Inc. commenced operations on December 9, 1997, after its initial public offering of Common Stock. The Company received net proceeds of $92,918,000, after all underwriting discounts and offering costs.

     The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its Mortgage Assets and the cost of its borrowings. The Company will elect to be taxed as a REIT under the Code. The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

FINANCIAL CONDITION

MORTGAGE-BACKED SECURITIES

At December 31, 1998, the Company held $825,995,000 of Mortgage-Backed Securities as compared to $265,880,000 at December 31, 1997. The original maturity of a significant portion of the Mortgage-Backed Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of Mortgage-Backed Securities held listed by security type (dollars in thousands):

                                               December 31, 1998            December 31, 1997
                                          ------------------------------------------------------
                                          Carrying       Percent of      Carrying     Percent of
      Mortgage-Backed Securities             Value        Portfolio         Value      Portfolio
      ------------------------------------------------------------------------------------------
      Adjustable Rate(1)                   $ 62,338            7.5%      $240,819          90.6%
      Fixed Rate                            763,657           92.5%        25,061           9.4%
                                           --------          ------      --------         ------
           Totals                          $825,995          100.0%      $265,880         100.0%
                                           --------          ------      --------         ------
                                           --------          ------      --------         ------

      (1) At December 31, 1998, the interest rate indices for 95% and 5% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively. At December 31, 1997, the interest rate index for all adjustable rate mortgage securities was based on the one-year U.S. Treasury rate.

     The following table shows various weighted average characteristics of the Mortgage-Backed Securities held by the Company at December 31, 1998 (dollars in thousands):

                                                 Percent of                                          Weighted
                                                  Total Par     Amortized    Market     Current      Average
Security Type                       Par Amount      Amount     Cost Basis     Price      Coupon      Life(1)
-------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs    $253,581        30.9%        100.42%     101.23%      6.50%         3.7
20 Year Agency Pass-throughs         209,566        25.6%        100.45%     101.06%      6.50%         6.1
30 Year Agency Pass-throughs           8,076         1.0%        102.19%     101.99%      7.50%         3.2
AAA CMOs                             286,887        35.0%         99.52%     100.01%      6.82%         2.7
                                    --------       ------        -------     -------      -----         ---
Total Fixed Rate Holdings           $758,110        92.5%        100.11%     100.74%      6.63%         3.9

Adjustable Rate Holdings              61,590         7.5%        101.25%     101.21%      6.79%         1.0
                                    --------       ------        -------     -------      -----         ---

Total Portfolio                     $819,700       100.0%        100.20%     100.77%      6.64%         3.7
                                    --------       ------        -------     -------      -----         ---
                                    --------       ------        -------     -------      -----         ---


     The following table shows various weighted average characteristics of the Mortgage-Backed Securities held by the Company at December 31, 1997 (dollars in thousands):

                                                 Percent of                                          Weighted
                                                  Total Par     Amortized    Market     Current      Average
Security Type                       Par Amount      Amount     Cost Basis     Price      Coupon      Life(1)
-------------------------------------------------------------------------------------------------------------
Fixed Rate Agency CMO                $24,826         9.5%        100.78%     100.95%      7.50%         0.9

Adjustable Rate Holdings             237,929        90.5%        101.12%     101.21%      6.90%         0.6

Total Portfolio                     $262,755       100.0%        101.11%     101.19%      6.66%         0.6

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

OTHER INVESTMENTS

     At December 31, 1998, the Company held $20,139,000 of other investments. There were no such other investments held at December 31, 1997. The Company's other investments consist primarily of equity securities issued by other real estate investment trusts and securities generally collateralized by mortgage assets.

     The Company's investments in other real estate investment trusts of $16,422,000 at December 31, 1998 consist of publicly traded preferred and common stock securities issued by companies involved in the mortgage finance industry. The Company generally expects to receive dividend income on the majority of these investments which is included in other income in the statement of operations.

         The Company's other investments also include securities of $3,717,000 at December 31, 1998 that are issued by special purpose companies that invest primarily in mortgage assets. Such securities are generally issued on a private placement basis and accordingly have a limited secondary market. The Company generally expects to receive quarterly cash flows from these investments. Interest from income securities is accrued and included in other income in the statement of operations using the effective interest method applied prospectively based on current market assumptions.

HEDGING INSTRUMENTS

     The Company utilizes interest rate caps, swaps and similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its mortgage assets during a period of rising interest rates. The Company is currently utilizing both interest rate cap and interest rate swap agreements.

     Interest rate cap agreements consisted of LIBOR based agreements as follows:

                                 At December 31, 1998       At December 31, 1997
                                 -----------------------------------------------
Notional Amount                      $900,000,000               $500,000,000
Average Contract Rate                   10.4%                       10.0%
Average Final Maturity             January 24, 2002           December 24, 2001

     Under these agreements, the Company will receive cash payments to the extent of the excess of three-month LIBOR over the agreements' contract rate times the notional amount. The interest rate cap agreements no longer qualify for hedge accounting now that the Company has entered into additional hedging transactions as discussed below. Accordingly, the Company now records the cap agreements at fair market value, which is zero in the current market environment.

     During the year ended December 31, 1998, the Company entered into interest rate swap agreements with current notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


 Current
Notional
 Amount                                                           Termination     Unrealized
  (000)            Type            Fixed Rate    Floating Rate         Date      Gains (Losses)
-----------------------------------------------------------------------------------------------
$ 95,000    Interest Rate Swap       5.880%        1Mo LIBOR          5/29/00      $ (1,058)
  30,000    Interest Rate Swap       5.905%        1Mo LIBOR          6/30/00          (378)
  28,204    Interest Rate Swap       5.765%        1Mo LIBOR          7/25/00          (282)
  61,599    Interest Rate Swap       5.775%        1Mo LIBOR          8/25/00          (653)
  47,170    Interest Rate Swap       5.710%        1Mo LIBOR          8/28/00          (456)
  60,000    Interest Rate Swap       5.900%        1Mo LIBOR          5/18/01        (1,086)
  97,118    Interest Rate Swap       5.883%        1Mo LIBOR          6/25/01        (1,564)
 117,755    Interest Rate Swap       5.905%        1Mo LIBOR          5/25/01        (1,720)
  53,394    Interest Rate Swap       5.750%        1Mo LIBOR          7/14/01          (709)
  65,000    Interest Rate Swap       5.791%        1Mo LIBOR          6/25/01        (1,045)
  48,350    Interest Rate Swap       5.960%        1Mo LIBOR          5/15/02        (1,043)
--------                                                                            --------
$703,590                                                                            $(9,994)
--------                                                                            --------
--------                                                                            --------

     The weighted average coupon the Company pays on the interest rate swap agreements at December 31, 1998 was 5.85%. The weighted average life of the agreements at December 31, 1998 was 1.9 years.

     The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At December 31, 1998 the Company had securities with a fair market value of $17,327,000 on deposit with its counter-parties. If the unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

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

     At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $800,260,000.

     At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

     The Company had $9,540,000 and $90,492,000 of other liabilities at December 31, 1998 and December 31, 1997, respectively, consisting primarily of accrued interest payable and payables for unsettled securities at December 31, 1998 and December 31, 1997, respectively. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

     The results of operations for the year ended December 31, 1998 represent a full year of income from operations, net gains on the sale of investments and include a large impact from leverage. In contrast, the results of operations for the twenty-two day period ended December 31, 1997 largely consisted of income from short-term investments and mortgage-backed securities with little or no leverage applied. Because of this disparity in operating periods, a direct comparative analysis of the year ended December 31, 1998 to the twenty-two day period ended December 31, 1997 would generally not be relevant to investors. Therefore, the results from operations for the two periods are discussed separately in this report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

     For the year ended December 31, 1998, the Company's net income was $5,547,000, or $0.90 per share on both a basic and diluted basis, based on a weighted average of 6,190,000 shares outstanding. Net interest income for the period was $5,778,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements. The Company reported other income of $826,000 from dividend and interest income on other investments. The Company reported gains on investment transactions, net of $1,047,000 primarily from the sale of mortgage-backed securities and other investments. The Company incurred operating expenses of $2,104,000 for the period consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the twelve months ended December 31, 1998 (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                     For the Year Ended
                                                      December 31, 1998
                                                -----------------------------
                                                Average            Effective
                                                Balance               Rate
                                                --------           ---------
Interest Earning Assets:
     Mortgage Assets                            $670,559             6.13%
     Cash and Cash Equivalents                    13,923             5.10%
                                                --------             -----
     Total Interest Earning Assets               684,482             6.10%
                                                --------             -----

Interest Bearing Liabilities:
     Reverse Repurchase Agreements               624,865             5.76%
                                                --------             -----
Net Interest Earning Assets and Spread          $ 59,617             0.34%
                                                --------             -----
                                                --------             -----


     The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

     The following table reflects the average balances for each category of the Company's other investments for the year ended December 31, 1998 (dollars in thousands):

                       AVERAGE BALANCE AND RATE TABLE
                            (Dollars in thousands)

                                                     For the Year Ended
                                                      December 31, 1998
                                                -----------------------------
                                                Average            Effective
                                                Balance               Rate
                                                --------           ---------
Other Investments:
     Equity Securities                           $3,718              17.10%
     Other Securities                             1,324              14.37%
                                                 ------              ------
     Total Other Investments                      5,042              16.38%
                                                 ------              ------
                                                 ------              ------

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1997

     For fiscal period from commencement of operations on December 9, 1997 through December 31, 1997, the Company's net income was $150,000, or $0.02 per share based on 6,700,100 shares outstanding. Net interest income for the period was $317,000 consisting of interest income on Mortgage Assets and cash balances less interest expense on reverse repurchase agreements. The Company incurred operating expenses of $167,000 for the period consisting of management fees, audit, tax, legal, printing, insurance and other expenses.

     The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the partial period ended December 31, 1997 (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                     Twenty-two Days Ended
                                                       December 31, 1997
                                                -----------------------------
                                                Average            Effective
                                                Balance               Rate
                                                --------           ---------
Interest Earning Assets:
     Mortgage Assets                            $ 60,828             6.10%
     Cash and Cash Equivalents                    56,539             5.40%
                                                --------             -----
     Total Interest Earning Assets               117,367             5.97%
                                                --------             -----

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                29,895             5.75%
                                                --------             -----
Net Interest Earning Assets and Spread          $ 87,472             0.22%
                                                --------             -----
                                                --------             -----


     The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of December 31, 1998 consisted of reverse repurchase agreements totaling $767,908,000. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At December 31, 1998, the Company had borrowing arrangements with twenty-three different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

     The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes. All debt securities, other borrowings, and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company. The effect of additional equity offerings may be the dilution of stockholders' equity of the Company or the reduction of the price of shares of the Common Stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                   MARKET RISK

     The Company's two primary components of market risk are interest rate risk and equity price risk as discussed below.

INTEREST RATE RISK

EFFECT ON NET INCOME. The Company invests in fixed-rate mortgage assets that are expected to be funded with short-term borrowings. During periods of rising interest rates, the borrowing costs associated with funding such fixed-rate assets are subject to increase while the income earned on such assets may remain substantially unchanged. This would result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. The Company may enter into derivative transactions seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of the Company's mortgage assets. If prepayments are slower or faster than assumed, the life of the mortgage assets will be longer or shorter which would reduce the effectiveness of the Company's hedging techniques and may result in losses on such transactions. Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. The hedging activity of the Company will also be limited by the asset and sources of income requirements applicable to the Company as a REIT.

     During the year, the Company increased its current allocation to fixed-rate mortgage assets from 9.4% of the portfolio at December 31, 1997 to 92.5% at December 31, 1998. The Company may increase this allocation as market conditions warrant. As mentioned above, there are certain risks associated with investing in fixed-rate mortgage assets in combination with hedging instruments. The two main risks the Company faces are that of extension risk and prepayment risk.

EXTENSION RISK. Fixed-rate assets are generally acquired with a projected weighted average life based on certain assumptions regarding prepayments. In general, when a fixed-rate mortgage asset is acquired with borrowings, the Company will enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the related asset. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the asset. However, if prepayment rates decrease in a rising interest rate environment, the life of the mortgage asset could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed. This situation may also cause the market value of the Company's mortgage assets to decline with little or no offsetting gain from the related hedging transactions. In certain situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

PREPAYMENT RISK. Fixed-rate assets in combination with hedging instruments are also subject to prepayment risk. In falling interest rate scenarios, the fixed-rate mortgage assets may prepay faster such that the average life becomes shorter than its related hedging instrument. If this were to happen, the Company would potentially need to reinvest at rates lower than that of the related hedging instrument. This situation may result in the narrowing of interest rate spreads or may cause losses.

     The Company also invests in adjustable-rate mortgage assets that are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage asset's interest rate can change during any given period, as well as the minimum rate payable. The Company's borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets are generally limited by caps. This problem will be magnified to the extent the Company acquires mortgage assets that are not fully indexed. Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's financial condition, cash flows and results of operations.

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

     Prepayment rates generally increase when prevailing interest rates fall below the interest rates on existing mortgage assets. In addition, prepayment rates generally increase when the difference between long-term and short-term interest rates declines. Prepayments of adjustable-rate mortgage assets could adversely affect the Company's results of operations in several ways. The Company anticipates that a substantial portion of its adjustable-rate mortgage assets may bear initial "teaser" interest rates that are lower than their "fully indexed" rates (the applicable index plus a margin). In the event that such an adjustable-rate mortgage asset is prepaid prior to or soon after the time of adjustment to a fully indexed rate, the Company will have held the mortgage asset while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the expected life of the adjustable-rate mortgage asset. In addition, the prepayment of any mortgage asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flow and results of operations could be materially adversely affected.

EFFECT ON FAIR VALUE. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the Company's assets. This is the risk that the market value of the Company's assets will increase or decrease at different rates than that of the Company's liabilities including its hedging instruments.

     The Company primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities including all hedging instruments. Duration essentially measures the market price volatility of financial instruments as interest rates change. The Company generally calculates duration using various financial models and empirical data.

     The following sensitivity analysis table shows the estimated impact on the fair value of the Company's interest rate sensitive investments net of its hedging instruments and reverse repurchase agreement liabilities assuming rates instantaneously fall one hundred basis points and rise one hundred basis points. (Dollars are in thousands except per share amounts.)

-------------------------------------------------------------------------------

                                                  Fair Value for Scenario Shown
                                                --------------------------------
                                                  Interest              Interest
                                                 Rates Fall           Rates Rise
                                                 100 Basis             100 Basis
                                                   Points   Unchanged    Points
-------------------------------------------------------------------------------
Interest Rate Sensitive Instruments...........   $47,143     $51,810    $44,787

Change in Fair Value..........................   $(4,667)         --    $(7,023)
Change as a Percent of Fair Value.............    (0.56%)         --     (0.85%)
Change as a Percent of Stockholders' Equity...    (5.30%)         --     (7.98%)
Change on a Per Share Basis...................   $ (0.81)         --    $ (1.22)


     It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond one hundred basis points from current levels. Therefore, the volatility in fair value for the Company could increase significantly when interest rates change beyond one hundred basis points. In addition, there are other factors that impact the fair value of the Company's interest rate sensitive investments and hedging instruments such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, there may be differences between the fair value changes shown above and actual changes in fair value as interest rates change and those differences may be material.

The contract terms of the Company's liabilities exclusive of hedging instruments are subject to change as interest rates change. In general, the Company utilizes short-term borrowings in the form of reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

EQUITY PRICE RISK

     Another component of market risk for the Company is equity price risk. This is the risk that the market value of the Company's equity investments will decrease. The following table shows the impact on the Company's fair value as the price of its equity securities change assuming price decreases of 10% and increases of 10%. Actual price decreases or increases may be greater or smaller. (Dollars are in thousands except per share amounts.)


                                                   Fair Value for Scenario Shown
                                              --------------------------------------
                                               Prices                        Prices
                                              Decrease     Unchanged        Increase
                                                 10%                           10%
                                              ---------------------------------------
Equity Investments                            $14,780       $16,422         $18,064

Change in Fair Value                           (1,642)            -           1,642
Change as a Percent of Fair Value                 (10%)           -              10%
Change as a Percent of Stockholders' Equity      (1.9%)           -             1.9%
Change on a Per Share Basis                     $(0.29)            -        $   0.29


     Although there is no direct link between changes in fair value and changes in earnings in many cases, a decline in fair value for the Company may translate into decreased earnings over the remaining life of the investment portfolio.

     If the fair market value of the Company's portfolio were to decline significantly, the Company's overall liquidity may be impaired which could result in the Company being required to sell assets at losses.

     THE COMPANY'S ANALYSIS OF RISKS IS BASED ON MANAGEMENT'S EXPERIENCE, ESTIMATES, MODELS AND ASSUMPTIONS. THESE ANALYSES RELY ON MODELS OF FINANCIAL INFORMATION WHICH UTILIZE ESTIMATES OF FAIR VALUE AND INTEREST RATE SENSITIVITY. ACTUAL ECONOMIC CONDITIONS OR IMPLEMENTATION OF INVESTMENT DECISIONS BY THE MANAGER MAY PRODUCE RESULTS THAT DIFFER SIGNIFICANTLY FROM THE ESTIMATES AND ASSUMPTIONS USED IN THE COMPANY'S MODELS AND THE
PROJECTED RESULTS SHOWN IN THE ABOVE TABLES AND IN THIS REPORT. THESE
ANALYSES CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" AND ARE SUBJECT TO THE SAFE HARBOR CONTAINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-3 through F-15 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1998 pursuant to general instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1998 pursuant to general instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1998 pursuant to general instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1998 pursuant to general instruction G(3).

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Documents filed as part of this report:

     1. The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

          Independent Auditors' Report;
          Balance Sheets as of December 31, 1998 and December 31, 1997; Statements of Operations for the Year Ended December 31, 1998 and the Period from December 9, 1997 (Commencement of Operations) to December 31, 1997
          Statements of Stockholders' Equity Period from December 9, 1997 (Commencement of Operations) to December 31, 1997 and Year Ended December 31, 1998
          Statements of Cash Flows for the Year Ended December 31, 1998 and the Period from December 9, 1997 (Commencement of Operations) to December 31, 1997
          Notes to Financial Statements.

     2.   Schedules to financial statements:

          All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II,
          Item 8 of this Annual Report on Form 10-K.

     3.   Exhibits:

          Exhibit
          Number                       Exhibit
          -------                      -------
          10.1 Amendment to Management Agreement between the Registrant and TCW Investment Management Company.

          10.6        Amended and Restated 1997 Stock Option Plan.

          24.1.1      Powers of Attorney.

          27          Financial Data Schedule.



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

     "Average Net Invested Capital" means for any period (i) the arithmetic average of the sum of the gross proceeds of the offerings of its equity securities by the Company, after deducting any underwriting discounts and commissions and other expenses and costs relating to such offerings, plus (A) the Company's retained earnings (taking into account any losses incurred) and
(B) any non-cash charges or reserves, including depreciation, mark-to-market adjustments and unrealized credit loss, computed by taking the average of such values at the end of each month during such period, plus (ii) any unsecured debt approved by the Unaffiliated Directors to be included in Average Net Invested Capital, minus (iii) the cumulative amounts paid by the Company to repurchase its shares.

     "Average Net Worth" means for any period the arithmetic average of the sum of the gross proceeds from the offerings of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, minus the cumulative amounts paid by the Company to repurchase its shares.

     "Bankruptcy Code" means Title 11 of the United States Code, as amended

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

     "COFI" is the 11th District Cost of Funds Index, the index made available monthly by the Federal Home Loan Bank Board of the cost of funds to members of the Federal Home Loan Bank 11th District.

     "Committed Secured Borrowings" means (i) CMOs, (ii) structured commercial paper programs, (iii) secured term notes and (iv) other secured financing transactions that generally commit the lender to provide financing to the Company for a specified period of time or to provide financing to the Company to fund specific assets until they mature.

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

     "Fannie Mae" means the federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C., Section 1716 et seq.), formerly known as the Federal National Mortgage Association.

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

     "GNMA" means the Government National Mortgage Association.

     "High Credit Quality Mortgage Loans" means individual loans secured by residential real property that are either underwritten to credit standards that generally comply with the credit standards approved by Fannie, Freddie Mac or GNMA or pools of loans that have other credit support features that generally reduce the associated credit risk to that of investment grade securities.

     "High Quality" means either (i) securities that are rated investment grade or above by at least one of the Rating Agencies, or (ii) securities that are unrated but are obligations of the United States or obligations guaranteed by the United States government or an agency or instrumentality thereof.

     "Interest Only Derivatives" means Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest.

     "Inverse Floaters" means a class of CMOs with a coupon rate that moves inversely to a designated index, such as LIBOR or COFI. Income floaters have coupon rates that typically change at a multiple of the changes at the relevant index rate. Any rise in the index rate (as a consequence of an increase in interest rates) causes a drop in the coupon rate of an Inverse Floater while any drop in the index rate causes an increase in the coupon of an Inverse Floater.

     "Investment Company Act" means the Investment Company Act of 1940, as amended.

     "IRAs" means Individual Retirement Accounts.

     "IRS" means the Internal Revenue Service.

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

     "Manager" means TCW Investment Management Company, a California corporation.

     "MBS Group" means the TCW Group's Mortgage-Backed Securities Group.

     "Mortgage-Backed Securities" means securities representing interests in, or secured by mortgages on residential real property that are not Mortgage Derivative Securities.

     "Mortgage Derivative Securities" means mortgage backed securities that are (i) Interest Only Derivatives, (ii) Principal Only Derivatives, (iii) inverse interest only derivatives, (iv) Inverse Floaters and (v) other mortgage related derivative instruments.

     "Mortgage Loans" means Conforming and Nonconforming Mortgage Loans, FHA Loans and VA Loans.

     "Mortgage Related Assets" means (i) Short-Term Investments, (ii) Mortgage-Backed Securities, (iii) High Credit Quality Mortgage Loans, (iv) Mortgage Derivative Securities and (v) Other Investments.

     "Net Income" means the taxable income of the Company before the Manager's incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT, including a deduction for the Company's interest expenses for borrowed funds, plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with generally accepted accounting principles.

     "Nonconforming Mortgage Loans" means conventional Mortgage Loans that do not conform to one or more requirements of Fannie Mae, FHA, FHLMC, GNMA or VA for participation in one or more of such agencies' mortgage loan credit support programs, such as the principal amounts financed or the underwriting guidelines used in making the loan.

     "Other Investments" means (i) equity and debt securities issued by other primarily mortgage related finance companies, (ii) interests in mortgage related collateralized bond obligations, (iii) other subordinated interests in pools of Mortgage Related Assets, (iv) commercial mortgage loans and securities, and (v) residential mortgage loans other than High Credit Quality Mortgage Loans.

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

     "Rating Agencies" means any nationally recognized rating agency.

     "REIT" means a real estate investment trust as defined under Section 856 of the Code.

     "REIT Provisions of the Code" means Sections 856 through 860 of the Code.

     "Return on Equity" means an amount calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter.

     "Short-Term Investments" means short-term bank certificates of deposit, short-term United States Treasury securities, short-term United States government agency securities, commercial paper, repurchase agreements, short-term CMOs, short-term asset-backed securities, and other similar types of short-term investment instruments.

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

     "Uncommitted Secured Borrowings" means (i) reverse repurchase agreements, (ii) lines of credit, (iii) Dollar-Roll Agreements, and (iv) other secured financing transactions that generally do not commit the lender to continue to provide financing to the Company.

     "United States Holder" means a purchaser of the Common Stock that, for United States income tax purposes, is a United States person (i.e., is not a Foreign Holder).

     "VA" means the United States Veterans Administration.

     "VA Loans" means Mortgage Loans partially guaranteed by the VA under the Serviceman's Readjustment Act of 1944, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Apex Mortgage Capital, Inc.
                                          (Registrant)


Dated: March 31, 1999                     /s/ Philip A. Barach
                                          -------------------------------------
                                          Philip A. Barach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: March 31, 1999                     /s/ Daniel K. Osborne
                                          -------------------------------------
                                          Daniel K. Osborne
                                          Executive Vice President
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Capacity                               Date
---------                               --------                               ----
/s/Marc I. Stern                   Chairman of the Board                  March 31, 1999
---------------------------
Marc I. Stern

/s/Jeffrey E. Gundlach             Vice Chairman of the Board             March 31, 1999
---------------------------        Chief Investment Officer
Jeffrey E. Gundlach

/s/Philip A. Barach                President and                          March 31, 1999
---------------------------        Chief Executive Officer
Philip A. Barach                   (Principal Executive Officer)

/s/Peter G. Allen*                 Director                               March 31, 1999
---------------------------
Peter G. Allen

/s/John C. Argue*                  Director                               March 31, 1999
---------------------------
John C. Argue

/s/John A. Gavin*                  Director                               March 31, 1999
---------------------------
John A. Gavin

/s/Carl C. Gregory III*            Director                               March 31, 1999
---------------------------
Carl C. Gregory III

  *By: /s/Daniel K. Osborne
       ---------------------
       Daniel K. Osborne
       Attorney-in-Fact

                           APEX MORTGAGE CAPITAL, INC.


                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT



                           FOR INCLUSION IN FORM 10-K

                                   FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 1998

                           APEX MORTGAGE CAPITAL, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----
Independent Auditors' Report                                            F-3
Balance Sheets                                                          F-4
Statements of Operations                                                F-5
Statements of Stockholders' Equity                                      F-6
Statements of Cash Flows                                                F-7
Notes to Financial Statements                                           F-8

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
  Apex Mortgage Capital, Inc.


We have audited the accompanying balance sheets of Apex Mortgage Capital, Inc. (the "Company") as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period from December 9, 1997 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Mortgage Capital, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from December 9, 1997 (commencement of operations) to December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 8, 1999

                           APEX MORTGAGE CAPITAL, INC.

                                 BALANCE SHEETS

                                                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
ASSETS

         Cash and cash equivalents                                                      $ 12,679,000            $  3,085,000
         Mortgage-backed securities available-for-sale, at fair value (Note 3)           825,995,000             265,880,000
         Other investments available-for-sale, at fair value (Note 3)                     20,139,000                       -
         Interest Rate Caps (Note 4)                                                               -                 174,000
         Accrued interest receivable                                                       5,151,000               1,316,000
         Principal payments receivable                                                       937,000                       -
         Other assets                                                                        577,000                 852,000
                                                                                        ------------            ------------
                                                                                        $865,478,000            $271,307,000
                                                                                        ------------            ------------
                                                                                        ------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

         Reverse repurchase agreements (Note 5)                                         $767,908,000            $ 87,818,000
         Payable for unsettled securities                                                    838,000              88,638,000
         Accrued interest payable                                                          6,173,000                 110,000
         Dividend payable                                                                  1,777,000                 268,000
         Accrued expenses and other liabilities                                              752,000               1,476,000
                                                                                        ------------            ------------
                                                                                         777,448,000             178,310,000
                                                                                        ------------            ------------

     Commitments and contingencies (Note 10)

     Stockholders' Equity

         Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized;
              no shares outstanding
         Common Stock, par value $0.01 per share; 100,000,000 shares
              authorized; 6,700,100 shares outstanding (Notes 8 and 9)                        67,000                  67,000
         Additional paid-in-capital                                                       92,978,000              92,860,000
         Accumulated other comprehensive income                                            6,689,000                 188,000
         Accumulated dividend distributions in excess of net income                       (1,135,000)               (118,000)
         Treasury stock, at cost (947,100 shares) (Note 7)                               (10,569,000)                      -
                                                                                        ------------            ------------
                                                                                          88,030,000              92,997,000
                                                                                        ------------            ------------
                                                                                        $865,478,000            $271,307,000
                                                                                        ------------            ------------
                                                                                        ------------            ------------


See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                              PERIOD FROM
                                                                           DECEMBER 9, 1997
                                                                             (COMMENCEMENT
                                                        YEAR ENDED         OF OPERATIONS) TO
                                                     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                     -----------------     -----------------
Interest Income:
     Mortgage-backed securities                         $41,075,000          $   227,000
     Cash and cash equivalents                              710,000              201,000
                                                        -----------          -----------
                                                         41,785,000              428,000

INTEREST EXPENSE                                         36,007,000              111,000
                                                        -----------          -----------
NET INTEREST INCOME                                       5,778,000              317,000
                                                        -----------          -----------

GAIN ON INVESTMENT TRANSACTIONS, NET                      1,047,000                    -

OTHER INCOME                                                826,000                    -

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 8)                                644,000               43,000
     Incentive fee (Note 8)                                 619,000                    -
     Audit and tax fees                                      75,000               45,000
     Insurance expense                                      267,000               20,000
     Directors' fees                                         70,000               15,000
     Stock option expense                                   118,000                7,000
     Other                                                  311,000               37,000
                                                        -----------          -----------
                                                          2,104,000              167,000
                                                        -----------          -----------

NET INCOME                                              $ 5,547,000          $   150,000
                                                        -----------          -----------
                                                        -----------          -----------

Net Income Per Share:
     Basic                                              $      0.90          $      0.02
                                                        -----------          -----------
                                                        -----------          -----------
     Diluted                                            $      0.90          $      0.02
                                                        -----------          -----------
                                                        -----------          -----------

Weighted Average Number of Shares Outstanding:
  (net of treasury shares)
     Basic                                                6,190,000            6,700,100
                                                        -----------          -----------
                                                        -----------          -----------
     Diluted                                              6,190,000            6,700,100
                                                        -----------          -----------
                                                        -----------          -----------

Dividends Declared Per Share                            $      1.07          $      0.04
                                                        -----------          -----------
                                                        -----------          -----------

See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
 PERIOD FROM DECEMBER 9, 1997 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1997
                        AND YEAR ENDED DECEMBER 31, 1998



                                                                                  ACCUMULATED
                                                COMMON STOCK       ADDITIONAL        OTHER
                                           ----------------------    PAID-IN     COMPREHENSIVE
                                            SHARES      AMOUNT       CAPITAL        INCOME
                                           ---------  -----------  -----------  ---------------
Balance, December 9, 1997                        100   $      --    $   2,000      $      --

Issuance of common stock:

  Initial public offering,
    net of offering costs                  6,700,000      67,000   92,851,000             --

Issuance of stock options
   to non-employees (Note 9)                      --          --        7,000             --

Net unrealized gain on
   mortgage-backed securities
   available-for-sale                             --          --           --        188,000

Net income                                        --          --           --             --

Other Comprehensive Income

Dividends declared                                --          --           --             --
                                          ----------   ---------   -----------     ----------

Balance, December 31, 1997                 6,700,100      67,000   92,860,000        188,000

Repurchases of common stock                       --          --           --             --

Issuance of stock options
   to non-employees (Note 9)                      --          --      118,000             --

Net income                                        --          --           --             --

Other comprehensive income:
  Unrealized gain (loss) on
    investments available-for-sale
    during the year                               --          --           --      6,501,000

Comprehensive income

Dividends declared                                --          --           --             --
                                          ----------   ---------   -----------     ----------

Balance, December 31, 1998                 6,700,100   $  67,000   $92,978,000     $6,689,000
                                          ----------   ---------   -----------     ----------
                                          ----------   ---------   -----------     ----------

                                           ACCUMULATED
                                             DIVIDEND
                                           DISTRIBUTION                  TREASURY
                                           IN EXCESS OF  COMPREHENSIVE   STOCK, AT
                                            NET INCOME       INCOME        COST          TOTAL

                                           ------------  --------------  ---------       ---------

Balance, December 9, 1997                   $       --     $       --    $         --    $     2,000

Issuance of common stock:
  Initial public offering,
    net of offering costs                           --             --              --     92,918,000

Issuance of stock options
   to non-employees (Note 9)                        --             --              --          7,000

Net unrealized gain on
   mortgage-backed securities
   available-for-sale                               --        188,000              --        188,000

Net income                                     150,000        150,000              --        150,000

                                                           ----------
Other Comprehensive Income                                 $  338,000
                                                           ----------
                                                           ----------

Dividends declared                            (268,000)                            --       (268,000)
                                           ------------                  ------------    -----------

Balance, December 31, 1997                    (118,000)                            --     92,997,000

Repurchases of common stock                                        --     (10,569,000)   (10,569,000)

Issuance of stock options
   to non-employees (Note 9)                                       --                        118,000

Net income                                   5,547,000      5,547,000              --      5,547,000

Other comprehensive income:
  Unrealized gain (loss) on
    investments available-for-sale
    during the year                                         6,501,000              --      6,501,000

                                                          -----------
Comprehensive income                                      $12,048,000
                                                          -----------
                                                          -----------
Dividends declared                          (6,564,000)                            --     (6,564,000)
                                           ------------                  ------------    -----------

Balance, December 31, 1998                 $(1,135,000)                  $(10,569,000)   $88,030,000
                                           ------------                  ------------    -----------
                                           ------------                  ------------    -----------

                          APEX MORTGAGE CAPITAL, INC.

                           STATEMENTS OF CASH FLOWS


                                                                                                          PERIOD FROM
                                                                                                       DECEMBER 9, 1997
                                                                                                         (COMMENCEMENT
                                                                                YEAR ENDED             OF OPERATIONS) TO
                                                                            DECEMBER 31, 1998          DECEMBER 31, 1997
                                                                            -----------------          -----------------
OPERATING ACTIVITIES:
     Net Income                                                              $     5,547,000           $       150,000
     Adjustments to reconcile net income to net cash
      provided by operating activities:
             Amortization                                                          3,533,000                    15,000
             Gain on investment transactions, net                                 (1,047,000)                        -
             Change in assets and liabilities:                                                                       -
                Accrued interest receivable                                       (3,835,000)               (1,316,000)
                Other assets                                                         275,000                  (852,000)
                Accrued interest payable                                           6,063,000                   110,000
                Accrued expenses and other liabilities                              (724,000)                1,476,000
                                                                            -----------------          -----------------
                Net cash provided by (used in) operating activities                9,812,000                  (417,000)
                                                                            -----------------          -----------------
INVESTING ACTIVITIES:
     Purchase of other investments                                               (19,716,000)                        -
     Purchase of interest rate cap agreements                                        (80,000)                 (175,000)
     Purchase of mortgage-backed securities                                   (1,511,359,000)             (177,061,000)
     Proceeds from sales of other investments                                      1,662,000                         -
     Proceeds from sales of mortgage-backed securities                           594,201,000                         -
     Principal payments on mortgage-backed securities                            270,608,000                         -
                                                                            -----------------          -----------------
                Net cash used in investing activities                           (664,684,000)             (177,236,000)
                                                                            -----------------          -----------------

FINANCING ACTIVITIES:
     Net proceeds from reverse repurchase agreements                             680,090,000                87,818,000
     Dividend distributions                                                       (5,055,000)                        -
     Proceeds from stock offering, Net                                                     -                92,918,000
     Purchase of treasury stock                                                  (10,569,000)                        -
                                                                            -----------------          -----------------
                Net cash provided by financing activities                        664,466,000               180,736,000
                                                                            -----------------          -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          9,594,000                 3,083,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   3,085,000                     2,000
                                                                            -----------------          -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    12,679,000           $     3,085,000
                                                                            -----------------          -----------------
                                                                            -----------------          -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                  $    29,944,000           $         2,000
                                                                            -----------------          -----------------
                                                                            -----------------          -----------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized gain on investments
      available-for-sale                                                     $     6,501,000           $       188,000
                                                                            -----------------          -----------------
                                                                            -----------------          -----------------
     Securities purchased, not yet settled                                   $    87,800,000           $    88,638,000
                                                                            -----------------          -----------------
                                                                            -----------------          -----------------
     Principal payments, not yet received                                    $       937,000                         -
                                                                            -----------------          -----------------
                                                                            -----------------          -----------------
     Dividends declared, not yet paid                                        $     1,777,000           $       268,000
                                                                            -----------------          -----------------
                                                                            -----------------          -----------------


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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

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

     OTHER INVESTMENTS

         The Company's other investments consist primarily of equity securities issued by other real estate investment trusts and securities generally collateralized by mortgage assets.

         Dividend income on equity securities is recorded on the declaration date. Interest income on other securities is accrued using the effective interest method applied prospectively based on current market assumptions. Both dividend and interest income earned on other investments is included in other income.

         The Company's policy is to generally classify its other investments as available-for-sale. Other investments are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income

     INTEREST RATE HEDGING TRANSACTIONS

         The Company enters into interest rate swap and interest rate cap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. Amounts payable or receivable from such agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense. Premiums paid for cap agreements accounted for as hedges are recorded as interest rate caps and amortized over the lives of such agreements as an adjustment to interest expense.

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

     FEDERAL AND STATE INCOME TAXES

         The Company has elected to be taxed as a REIT and generally is not be subject to federal and state taxes on its income to the extent it distributes annually 95% of its predistribution taxable income to stockholders and meets certain other asset, income and stock ownership tests. As such, no accrual for income taxes has been included in the financial statements.

     NET INCOME PER SHARE

         Basic net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share includes the additional dilutive effect of common stock equivalents and outstanding stock options is calculated using the treasury stock method.

         Stock options that could potentially dilute net income per share in the future were not included in the computation of diluted net income per share in 1998 and 1997 because they would have been antidilutive for the period presented.


     DEFERRED ORGANIZATION COSTS

         Costs incurred in connection with the organization of the Company are deferred and amortized over five years using the straight line method. Unamortized amounts are included on the balance sheet in other assets. Amortization expense is included in other general and administrative expenses in the statement of operations.

     INCOME RECOGNITION

         Income and expenses are recorded on the accrual basis of accounting.

     CREDIT RISK

         At December 31, 1998, the Company has limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities that are either rated "AAA" by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies. At December 31, 1998, all of the Company's mortgage-backed securities have an actual or implied "AAA" rating.

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

     COMPREHENSIVE INCOME

         During the year ended December 31, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

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

NOTE 3 - MORTGAGE-BACKED SECURITIES AND OTHER INVESTMENTS

         At December 31, 1998, mortgage-backed securities consisted of the following:

                                         Adjustable Rate          Fixed Rate
                                                Mortgage            Mortgage
        (in thousands)                        Securities          Securities            Total
                                     ---------------------------------------------------------
        Principal Amount                $  61,590               $ 758,110           $ 819,700
        Unamortized Premium                   772                     800               1,572
                                     ---------------------------------------------------------
        Amortized Cost                     62,362                 758,910             821,272
        Unrealized Gains                       86                   4,762               4,848
        Unrealized Losses                    (110)                    (15)               (125)
                                     ---------------------------------------------------------
        Fair Value                      $  62,338               $ 763,657           $ 825,995
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------

         At December 31, 1997, mortgage-backed securities consisted of the following:

                                      Adjustable Rate          Fixed Rate
                                             Mortgage            Mortgage
        (in thousands)                     Securities          Securities            Total
                                     ---------------------------------------------------------
        Principal Amount                $ 237,929               $  24,826           $ 262,755
        Unamortized Premium                 2,743                     194               2,937
        Amortized Cost                    240,672                  25,020             265,692
        Unrealized Gains                      162                      41                 203
        Unrealized Losses                     (15)                      0                 (15)
                                     ---------------------------------------------------------
        Fair Value                      $ 240,819               $  25,061           $ 265,880
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------

         The contractual final maturity of the mortgage loans supporting the mortgage-backed securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         The adjustable rate mortgage-backed securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At December 31, 1998, the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.3%. At December 31, 1997, the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.4%.

         During the year ended December 31, 1998 the Company realized $972,000 in gains on the sale of $594,201,000 of mortgage-backed securities which were classified as available-for-sale.

         At December 31, 1998, other investments consisted of the following:

        (in thousands)
                               Equity Securities    Other Securities        Total
                               --------------------------------------------------
        Amortized Cost             $ 14,154             $  4,019         $ 18,173
        Unrealized Gains              2,268                    0            2,268
        Unrealized Losses                 0                 (302)            (302)
                               --------------------------------------------------
        Fair Value                 $ 16,422             $  3,717         $ 20,139
                               --------------------------------------------------
                               --------------------------------------------------

         The Other securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at December 31, 1998 was approximately four years.

         During the year ended December 31, 1998, the Company realized $303,000 in gains on the sale of $1,662,000 of Other Investments which were classified as available-for-sale.

NOTE 4 - INTEREST RATE CAP AGREEMENTS

         Interest rate cap agreements include the carrying value of purchased interest rate caps, entered into by the Company in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. As discussed in Note 10, the Company has entered into certain interest rate swap transactions. The execution of these swaps eliminated the need for the cap protection previously purchased. Accordingly, the interest rate cap agreements no longer qualify for hedge accounting and were written down to zero during the year ended December 31, 1998 which approximates their fair value. A $228,000 charge for the write off is included in Gain on Investment Transactions, net in the Statement of Operations.

         The terms of outstanding interest rate cap agreements are as follows:

                                 At December 31, 1998      At December 31, 1997
                                 ----------------------------------------------
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

         At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $800,260,000.

         At December 31, 1997, the Company had outstanding $87,818,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.82% and a maturity of 2.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $90,043,000.

         For the year ended December 31, 1998, the average reverse repurchase agreement balance was $624,865,000 with a weighted average interest cost of 5.58%. The maximum reverse repurchase agreement balance outstanding during the year ended December 31, 1998 was $823,296,000.

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

                                          At December 31, 1998                 At December 31, 1997
                                       ----------------------------      -----------------------------
                                       Carrying Value    Fair Value      Carrying Value     Fair Value
                                       --------------    ----------      --------------     ----------
        Mortgage-backed Securities        $821,272      $825,995            $265,692         $265,880
        Interest Rate Caps                       -             -                 174            174
        Other Investments                   18,173        20,139                   -              -
        Interest Rate Swaps                      -       (9,994)                   -              -

         The Company bases its fair value estimates for mortgage-backed securities, other investments and interest rate swaps primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.



NOTE 7 - STOCK REPURCHASE PROGRAM

         On January 13, 1998, the Company's Board of Directors authorized a program to repurchase up to 750,000 shares of the Company's common stock. On September 16, 1998, the Company's Board of Directors authorized a program to repurchase up to an additional 750,000 shares of the Company's common stock having completed the original repurchase program of 750,000 shares.

         The Company repurchased 947,100 shares during the year ended December 31, 1998. The average price per share repurchased during the year ended December 31, 1998 was $11.16. The repurchased shares are held in treasury at cost in the financial statements herein.

         An additional 552,900 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.

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

         The Company paid the Manager $644,000 in base management compensation during the year ended December 31, 1998. The Company paid the Manager $43,000 in base management compensation for the period ended December 31, 1997.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

         The Company accrued $619,000 for incentive compensation to the Manager for the year ended December 31, 1998. The Company did not pay or accrue incentive compensation to the Manager for the period ended December 31, 1997.

         The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees.

         The Company's other investments include securities that are issued by special purpose companies that invest primarily in mortgage-related assets. An affiliate of the Manager serves as the investment manager to these companies and is paid fees in connection with such services. The Company does not anticipate paying any management fees directly to any affiliate of the Manager in connection with these investments.


NOTE 9 - STOCK OPTIONS

         The Company has adopted a stock option plan (the "Amended and Restated 1997 Stock Option Plan") that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code, and non-qualified stock options, stock appreciation rights and dividend equivalent rights. Stock options may be granted to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees.

         The exercise price for any stock option granted under the Amended and Restated 1997 Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Amended and Restated 1997 Stock Option Plan authorizes the grant of options to purchase an aggregate 1,000,000 shares of common stock.

         The Company recognized compensation expense of (i) $118,000 during the year ended December 31, 1998 for stock options granted to non-employees, and (ii) $7,000 during the period ended December 31, 1997 for stock options granted to non-employees.

         For the year ended December 31, 1998, options to purchase 112,000 shares of the Company's common stock were granted to directors of the Company and options to purchase 58,000 shares were granted to officers of the Company and officers and key employees of the Manager. The exercise price of the options granted during 1998 was $10.38 per share. All of the options granted during 1998 include dividend equivalent rights that entitle the option holder to receive a cash payment equal to the dividends declared on the Company's common stock multiplied by the number of options held until the options are exercised or expire.

         The fair value of each option granted during 1998 was estimated to be $5.32 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% per annum (to account for the dividend equivalent rights); expected volatility of 30%; risk free interest rate of 4.57% per annum; and an expected life of 10 years.

         The options granted during 1998 expire in December 2008 and vest in two equal installments during the month of December in 1999 and 2000.

         For the year ended December 31, 1997, options to purchase 210,000 shares of the Company's common stock were granted to directors of the Company and options to purchase 190,000 shares were granted to officers of the Company and officers and key employees of the Manager. The exercise price of the options granted during 1997 was $15 per share.

         The fair value of each option granted during 1997 was estimated to be $1.05 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 11% per annum; expected volatility of 30%; risk free interest rate of 5.82% per annum; and an expected life of 10 years.

         The options granted during 1997 expire in December 2007 and vest in three equal installments during the month of February in 1999, 2000 and 2001.

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                               Year Ended            Period Ended
                                                            December 31, 1998      December 31, 1997
                                                           ------------------------------------------
        Net income - as reported                              $5,547,000               $150,000
        Net income - pro forma                                 5,411,000                143,000

        Basic and diluted earnings per share - as reported         $0.90                  $0.02
        Basis and diluted earnings per share - pro forma           $0.87                  $0.02

         Information regarding stock option activity during the year ended December 31, 1998 and the period ended December 31, 1997 is as follows:

                                                                          Weighted
                                                                           Average
                                                         Shares         Exercise Price
                                                       ---------------------------------
        Options Granted During 1997                      400,000             $15.00
        Exercised                                            -                  -
        Expired                                              -                  -
                                                       ---------------------------------
        Options Outstanding at December 31, 1997         400,000              15.00

        Options Granted During 1998                      170,000              10.38
        Exercised                                            -                  -
        Expired                                              -                  -
        Options Outstanding at December 31, 1998         570,000             $13.62
                                                       ---------------------------------
                                                       ---------------------------------

NOTE 10 - CONTRACTUAL COMMITMENTS

         During the year ended December 31, 1998 the Company entered into interest rate swap agreements with original notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate. (Amounts are in thousands)

            Current                                                                         Termination          Unrealized
        Notional Amount               Type              Fixed Rate       Floating Rate         Date            Gains (Losses)
        ---------------------------------------------------------------------------------------------------------------------
           $ 95,000            Interest Rate Swap         5.880%           1Mo LIBOR          5/29/00             $ (1,058)
             30,000            Interest Rate Swap         5.905%           1Mo LIBOR          6/30/00                 (378)
             28,204            Interest Rate Swap         5.765%           1Mo LIBOR          7/25/00                 (282)
             61,599            Interest Rate Swap         5.775%           1Mo LIBOR          8/25/00                 (653)
             47,170            Interest Rate Swap         5.710%           1Mo LIBOR          8/28/00                 (456)
             60,000            Interest Rate Swap         5.900%           1Mo LIBOR          5/18/01               (1,086)
             97,118            Interest Rate Swap         5.883%           1Mo LIBOR          6/25/01               (1,564)
            117,755            Interest Rate Swap         5.905%           1Mo LIBOR          5/25/01               (1,720)
             53,394            Interest Rate Swap         5.750%           1Mo LIBOR          7/14/01                 (709)
             65,000            Interest Rate Swap         5.791%           1Mo LIBOR          6/25/01               (1,045)
             48,350            Interest Rate Swap         5.960%           1Mo LIBOR          5/15/02               (1,043)
         ------------                                                                                             -----------
            $703,590                                                                                               $(9,994)
         ------------                                                                                             -----------
         ------------                                                                                             -----------

         The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At December 31, 1998, the Company had securities with a fair market value of $17,327,000 on deposit with its counter-parties. If unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

NOTE 11 - SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

         The following is a presentation of the quarterly results of operations (amounts are in thousands except per share amounts):

                                                   Year Ended December 31, 1998
                                       -------------------------------------------------
                                        Fourth        Third        Second         First
                                       Quarter       Quarter      Quarter       Quarter
                                       --------------------------------------------------
Interest Income                        $ 13,738     $ 13,642     $  9,498     $  4,907
Interest Expense                         11,726       11,271        8,999        4,011
                                       --------     --------     --------     --------
     Net Interest Income                  2,012        2,371          499          896
                                       --------     --------     --------     --------
Gain on Investment Transaction, net         571            7          469            -

Other Income                                640          186            -            -

General and Administrative Expenses        (841)        (572)        (359)        (332)

                                       --------     --------     --------     --------
     Net Income                        $  2,382     $  1,992     $    609     $    564
                                       --------     --------     --------     --------
                                       --------     --------     --------     --------

Basic and Diluted EPS                  $   0.41     $   0.33     $   0.10     $   0.09
                                       --------     --------     --------     --------
                                       --------     --------     --------     --------

Average Number of Shares Outstanding      5,761        6,022        6,387        6,603
  (net of treasury shares)
                                       --------     --------     --------     --------
                                       --------     --------     --------     --------

Dividend Declared Per Share            $   0.30     $   0.27     $   0.25     $   0.25
                                       --------     --------     --------     --------
                                       --------     --------     --------     --------