Form 10-Q
period 1999-03-31
APEX MORTGAGE CAPITAL INC
filed 1999-05-17
CIK 1045956

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  / /    FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 1999

                                                        OR

         TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    ----------

                        COMMISSION FILE NUMBER: 001-13637

                           APEX MORTGAGE CAPITAL, INC.
             (Exact name of Registrant as specified in its Charter)

              MARYLAND                                    95-4650863
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                    Identification Number)

865 SOUTH FIGUEROA STREET
LOS ANGELES, CALIFORNIA                                     90017
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

Common Stock ($0.01 par value)                     5,753,000 as of May 14, 1999

-------------------------------------------------------------------------------

                           APEX MORTGAGE CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX

   PART I.     FINANCIAL INFORMATION                                                    PAGE
                                                                                        ----
      ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEETS AT MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998     3

                  STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999
                  AND MARCH 31, 1998 (UNAUDITED)                                         4

                  STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
                  MARCH 31, 1999 (UNAUDITED)                                             5

                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                  MARCH 31, 1999 AND MARCH 31, 1998 (UNAUDITED)                          6

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                              7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         14

      ITEM 2A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            21


   PART II.       OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                                     25

      ITEM 2.     CHANGES IN SECURITIES                                                 25

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                       25

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   25

      ITEM 5.     OTHER INFORMATION                                                     25

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                      25


      SIGNATURES                                                                        26

PART 1.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                           APEX MORTGAGE CAPITAL, INC.

                                 BALANCE SHEETS

                                                                                        MARCH 31, 1999          DECEMBER 31, 1998
                                                                                   ----------------------      -------------------
ASSETS                                                                                     (Unaudited)
         Cash and cash equivalents                                                         $   3,426,000            $  12,679,000
         Fixed income securities available-for-sale, at fair value (Note 3)                  821,117,000              829,712,000
         Equity securities available-for-sale, at fair value (Note 4)                         24,112,000               16,422,000
         Accrued interest receivable                                                           5,890,000                5,151,000
         Principal payments receivable                                                         1,463,000                  937,000
         Receivable for unsettled securities                                                       8,000                        -
         Other assets                                                                            459,000                  577,000
                                                                                   ----------------------      -------------------
                                                                                           $ 856,475,000            $ 865,478,000
                                                                                   ----------------------      -------------------
                                                                                   ----------------------      -------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

         Reverse repurchase agreements (Note 5)                                            $ 765,018,000            $ 767,908,000
         Payable for unsettled securities                                                        187,000                  838,000
         Accrued interest payable                                                              2,160,000                6,173,000
         Dividend payable                                                                      2,284,000                1,777,000
         Accrued expenses and other liabilities                                                  871,000                  752,000
                                                                                   ----------------------      -------------------
                                                                                             770,520,000              777,448,000
                                                                                   ----------------------      -------------------
                                                                                   ----------------------      -------------------

     Commitments and contingencies (Note 10)

     Stockholders' Equity

         Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized;
              no shares outstanding
         Common Stock, par value $0.01 per share; 100,000,000 shares
              authorized; 6,700,100 shares outstanding (Notes 8 and 9)                            67,000                   67,000
         Additional paid-in-capital                                                           93,052,000               92,978,000
         Accumulated other comprehensive income                                                3,828,000                6,689,000
         Accumulated dividend distributions in excess of net income                             (423,000)              (1,135,000)
         Treasury stock, at cost (947,100 shares) (Note 7)                                   (10,569,000)             (10,569,000)

                                                                                   ----------------------      -------------------
                                                                                              85,955,000               88,030,000
                                                                                   ----------------------      -------------------
                                                                                           $ 856,475,000            $ 865,478,000
                                                                                   ----------------------      -------------------
                                                                                   ----------------------      -------------------

     See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS                 THREE MONTHS
                                                                     ENDED                        ENDED
                                                                 MARCH 31, 1999               MARCH 31, 1998
                                                             -----------------------      -----------------------
INTEREST INCOME:
     Fixed Income securities                                           $ 13,848,000                  $ 4,726,000
     Cash and cash equivalents                                               89,000                      181,000
                                                             -----------------------      -----------------------
                                                                         13,937,000                    4,907,000

INTEREST EXPENSE                                                         11,261,000                    4,011,000
                                                             -----------------------      -----------------------
NET INTEREST INCOME                                                       2,676,000                      896,000
                                                             -----------------------      -----------------------

NET GAIN ON SALE OF SECURITIES                                              614,000                            -

DIVIDEND INCOME                                                             711,000                            -

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 8)                                                157,000                      173,000
     Incentive Fee (Note 8)                                                 591,000                            -
     Audit and tax fees                                                      11,000                       11,000
     Insurance expense                                                       67,000                       67,000
     Directors' fees                                                         15,000                       20,000
     Stock Option expense                                                    74,000                       28,000
     Other                                                                  124,000                       33,000
                                                             -----------------------      -----------------------
                                                                          1,039,000                      332,000
                                                             -----------------------      -----------------------

NET INCOME                                                              $ 2,962,000                  $   564,000
                                                             -----------------------      -----------------------
                                                             -----------------------      -----------------------

Net Income Per Share:
     Basic                                                                   $ 0.51                       $ 0.09
                                                             -----------------------      -----------------------
                                                             -----------------------      -----------------------
     Diluted                                                                 $ 0.51                       $ 0.09
                                                             -----------------------      -----------------------
                                                             -----------------------      -----------------------

Weighted Average Number of Shares Outstanding:
     Basic                                                                5,753,000                    6,603,000
                                                             -----------------------      -----------------------
                                                             -----------------------      -----------------------
     Diluted                                                              5,773,000                    6,603,000
                                                             -----------------------      -----------------------
                                                             -----------------------      -----------------------

Dividends Declared Per Share                                                 $ 0.38                       $ 0.25
                                                             -----------------------      -----------------------
                                                             -----------------------      -----------------------

See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                                             Accumulated
                                                              Acccumulated     Dividend
                                  Common Stock    Additional     Other      Distribution                   Treasury
                              ------------------   Paid-in   Comprehensive  In Excess of  Comprehensive     Stock,
                               Shares    Amount    Capital       Income       Net Income      Income         At Cost      Total
                              --------- -------- ----------- -------------- ------------- -------------- ------------- ------------
Balance, December 31, 1998    6,700,100  $67,000 $92,978,000    $6,689,000   ($1,135,000)                ($10,569,000) $88,030,000

Repurchases of common stock           -        -           -             -             -              -             -            -

Issuance of stock options
   to non-employees (Note 9)          -        -      74,000             -             -              -             -       74,000

Net income                            -        -           -             -     2,962,000      2,962,000             -    2,962,000

Other comprehensive income:
   Net unrealized gain (loss)
   on investments available-
   for-sale                           -        -           -    (2,861,000)            -     (2,861,000)            -   (2,861,000)


                                                                                          --------------
Comprehensive income                  -        -           -             -                    $ 101,000
                                                                                          --------------
                                                                                          --------------

Dividends declared                    -        -           -             -    (2,250,000)                           -   (2,250,000)

                              --------- -------- ----------- -------------- -------------                ------------- ------------
Balance, March 31, 1999       6,700,100  $67,000 $93,052,000    $3,828,000     ($423,000)                ($10,569,000) $85,955,000
                              --------- -------- ----------- -------------- -------------                ------------- ------------
                              --------- -------- ----------- -------------- -------------                ------------- ------------

                          APEX MORTGAGE CAPITAL, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE QUARTER                   FOR THE QUARTER
                                                                               ENDED                             ENDED
                                                                          MARCH 31, 1999                    MARCH 31, 1998
Operating Activities:
     Net Income                                                                  $ 2,962,000                         $ 564,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Amortization                                                             164,000                           971,000
            Net gain on sale of securities                                          (614,000)                                -
            Change in assets and liabilities:
                Accrued interest receivable                                         (739,000)                       (2,813,000)
                Other Assets                                                         118,000                            48,000
                Accrued interest payable                                          (4,013,000)                        1,268,000
                Accrued expenses and other liabilities                               119,000                          (937,000)
                                                                       ----------------------            ----------------------
                Net cash used in operating activities                             (2,003,000)                         (899,000)
                                                                       ----------------------            ----------------------

INVESTING ACTIVITIES:
     Purchase of equity securities                                                (7,005,000)                                -
     Purchase of rate caps                                                                 -                           (80,000)
     Purchase of fixed income securities                                         (92,947,000)                     (559,186,000)
     Proceeds from sales of equity securities                                      1,441,000                                 -
     Proceeds from sales of fixed income securities                               40,406,000                                 -
     Principal payments on fixed income securities                                55,465,000                        55,576,000
                                                                       ----------------------            ----------------------
                Net cash used in investing activities                             (2,640,000)                     (503,690,000)
                                                                       ----------------------            ----------------------

FINANCING ACTIVITIES:
     Net proceeds from reverse repurchase agreements                              (2,890,000)                      509,464,000
     Dividend distributions                                                       (1,720,000)                         (268,000)
     Purchase of treasury stock                                                            -                        (2,535,000)
                                                                       ----------------------            ----------------------
                Net cash used in provided by financing activities                 (4,610,000)                      506,661,000
                                                                       ----------------------            ----------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (9,253,000)                        2,072,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  12,679,000                         3,085,000
                                                                       ----------------------            ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 3,426,000                       $ 5,157,000
                                                                       ----------------------            ----------------------
                                                                       ----------------------            ----------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                     $ 15,274,000                       $ 2,735,000
                                                                       ----------------------            ----------------------
                                                                       ----------------------            ----------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized gain (loss) on mortgage-backed
         securities available-for-sale                                          $ (2,861,000)                      $ 1,547,000
                                                                       ----------------------            ----------------------
                                                                       ----------------------            ----------------------
     Securities sold, not yet settled                                                $ 8,000                       $         0
                                                                       ----------------------            ----------------------
                                                                       ----------------------            ----------------------
     Principal payments, not yet received                                          $ 526,000                       $ 5,609,000
                                                                       ----------------------            ----------------------
                                                                       ----------------------            ----------------------
     Securities purchased, not yet settled                                         $ 651,000                       $ 1,544,000
                                                                       ----------------------            ----------------------
                                                                       ----------------------            ----------------------
     Dividends declared, not yet paid                                           $ (2,250,000)                      $ 1,626,000
                                                                       ----------------------            ----------------------
                                                                       ----------------------            ----------------------

See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         Apex Mortgage Capital, Inc. (the "Company") was incorporated in Maryland on September 15, 1997. The Company commenced its operations of acquiring and managing a portfolio of mortgage related assets on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's common stock. The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its fixed income securities and the cost of its borrowings. The Company is structured for tax purposes as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

     FIXED INCOME SECURITIES

         The Company's fixed income securities consist primarily of residential mortgage securities and other fixed income securities. All fixed income securities are recorded at cost on the date the assets are purchased. Realized gains and losses on sales of the securities are determined on a specific identification basis. A majority of the Company's fixed income securities are expected to qualify as real estate assets under the REIT Provisions of the Code.

         Interest income on the Company's mortgage securities is accrued based on the actual coupon rate and the outstanding principal amount. Premiums and discounts are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.

         Interest Income on the Company's other fixed income securities is accrued using the effective interest method applied prospectively based on current market assumptions.

         The Company's policy is to generally classify its fixed income securities as available-for-sale. The fixed income securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     EQUITY SECURITIES

         The Company's equity securities consist primarily of equity securities issued by other real estate investment trusts. Dividend income on equity securities is recorded on the declaration date. Realized gains and losses on sales of the securities are determined on a specific identification basis. A majority of the Company's equity securities are expected to qualify as real estate assets under the REIT Provisions of the Code.

         The Company's policy is to generally classify its equity securities as available-for-sale. Equity securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     INTEREST RATE HEDGING TRANSACTIONS

         The Company enters into interest rate swap and interest rate cap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. Amounts payable or receivable from such agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense. Premiums paid for cap agreements accounted for as hedges are recorded as other assets and amortized over the lives of such agreements as an adjustment to interest expense.

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

     FEDERAL AND STATE INCOME TAXES

         The Company has elected to be taxed as a REIT and generally is not subject to federal and state taxes on its income to the extent it distributes annually 95% of its predistribution taxable income to stockholders and meets certain other asset, income and stock ownership tests. As such, no accrual for income taxes has been included in the financial statements.

     NET INCOME PER SHARE

         Basic net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share includes the additional dilutive effect of common stock equivalents and outstanding stock options and is calculated using the treasury stock method.

     INCOME RECOGNITION

         Income and expenses are recorded on the accrual basis of accounting.

     CREDIT RISK

         The Company has limited its exposure to credit losses on its portfolio of fixed income securities by purchasing securities that are either rated "AAA" by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies.

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

     COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In the first quarter of 1999, the Company wrote off $64,000 of unamortized organizational costs in accordance with the adoption of S.O.P. 98-5, "Reporting on the Cost of Start-Up Activities."

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the Company's election, before January 1, 1998). The Company will adopt the reporting requirements of SFAS No. 133 by the first quarter of 2000. An earlier adoption may be made if circumstances warrant. The Company expects the impact of the adoption of the reporting requirements of SFAS No. 133 to include the recording of the approximate fair value of the Company's interest rate swaps as comprehensive income.

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - FIXED INCOME SECURITIES AND EQUITY SECURITIES

         At March 31, 1999, fixed income securities consisted of the following:

                                                   Adjustable Rate        Fixed Rate        Other Fixed
         (in thousands)                         Mortgage Securities  Mortgage Securities  Income Securities       Total
                                               --------------------- -------------------- ------------------ ------------------
         Principal Amount                               $42,131             $772,907            $5,400            $820,438
         Unamortized Premium (Discount)                     515                1,846            (1,535)                826
                                               --------------------- -------------------- ------------------ ------------------
         Amortized Cost                                  42,646              774,753             3,865             821,264
         Unrealized Gains                                   181                1,723                 0               1,904
         Unrealized Losses                                  (53)              (1,547)             (451)             (2,051)
                                               --------------------- -------------------- ------------------ ------------------
         Fair Value                                     $42,774             $774,929             3,414            $821,117
                                               --------------------- -------------------- ------------------ ------------------
                                               --------------------- -------------------- ------------------ ------------------

         At December 31, 1998, fixed income securities consisted of the following:

                                                    Adjustable Rate        Fixed Rate         Other Fixed
         (in thousands)                          Mortgage Securities  Mortgage Securities  Income Securities       Total
                                                --------------------- -------------------- ------------------ ----------------
         Principal Amount                              $61,590              $758,110            $5,400            $825,100
         Unamortized Premium (Discount)                    772                   800            (1,380)                192
                                                --------------------- -------------------- ------------------ ----------------
         Amortized Cost                                 62,362               758,910             4,020             825,292
         Unrealized Gains                                   86                 4,762                 0               4,848
         Unrealized Losses                                (110)                  (15)             (303)               (428)
                                                --------------------- -------------------- ------------------ ----------------
         Fair Value                                    $62,338              $763,657             3,717            $829,712
                                                --------------------- -------------------- ------------------ ----------------
                                                --------------------- -------------------- ------------------ ----------------

         The contractual final maturity of the mortgage loans supporting the mortgage securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         The other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at March 31, 1999 and December 31, 1998 were approximately 3.8 and 4.0 years, respectively.

         The adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage security's interest rate can change during any given period and over the life of the asset. At March 31, 1999 and December 31, 1998, the average periodic cap on the adjustable rate mortgage was 2.0% per annum and the average lifetime cap was equal to 11.3%.

         During the quarter ended March 31, 1999 the Company realized $194,000 in gains on the sale of $40,406,000 of mortgage securities which were classified as available-for-sale. During the quarter ended March 31, 1998, there were no sales of mortgage securities.

         At March 31, 1999 and December 31, 1998, equity securities consisted of the following:

         (in thousands)
                                                    March 31, 1999      December 31, 1998
                                                -------------------- ----------------------
          Cost Basis                                        $20,137                $14,154
          Unrealized Gains                                    4,777                  2,268
          Unrealized Losses                                   (802)                    (0)
                                                -------------------- ----------------------
          Fair Value                                        $24,112                $16,422
                                                -------------------- ----------------------
                                                -------------------- ----------------------

         During the quarter ended March 31, 1999, the Company realized $420,000 in gains on the sale of $1,441,000 of equity securities that were classified as available-for-sale. There were no equity securities sold in the first quarter ended March 31, 1998.

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

         The terms of outstanding interest rate cap agreements are as follows:

                                           At March 31, 1999         At December 31, 1998
                                       --------------------------- --------------------------
         Notional Amount                     $900,000,000                $900,000,000
         Average Contract Rate                   10.4%                       10.4%
         Average Final Maturity             January 24, 2002           January 24, 2002

         Under these agreements, the Company will receive cash payments to the extent of the excess of three month London Interbank Offered Rate ("LIBOR") over the agreements' contract rate times the notional amount.

NOTE 5 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its fixed income securities. These agreements are secured by a portion of the Company's fixed income securities and bear interest rates that have historically moved in close relationship to LIBOR.

         At March 31, 1999, the Company had outstanding $765,018,000 of reverse repurchase agreements with a weighted average current borrowing rate of 4.96% and a maturity of 1.7 months. The reverse repurchase agreements were collateralized by fixed income securities with an estimated fair value of $796,251,000.

         At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by fixed income securities with an estimated fair value of $800,260,000.

         For the quarter ended March 31, 1999, the average reverse repurchase agreement balance was $786,472,000 with a weighted average interest cost of 5.09%. The maximum reverse repurchase agreement balance outstanding during the quarter ended March 31, 1999 was $812,019,000.

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

                                                    At March 31, 1999                    At December 31, 1998

                                                   Amortized                             Amortized
                                                        Cost   Fair Value                     Cost      Fair Value
                                          ------------------- ------------     -------------------- ---------------
        Mortgage related securities                 $817,399     $817,703                 $821,272        $825,995
        Equity securities                             20,137       24,112                   14,154          16,422
        Other fixed income securities                  3,865        3,414                    4,020           3,717
        Interest rate swaps                                -      (5,633)                        -          (9,994)

         The Company bases its fair value estimates for fixed income securities, equity securities and interest rate swaps primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 7 - STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At March 31, 1999 and December 31, 1998, the Company was authorized to repurchase 552,900 shares of the Company's common stock pursuant to the repurchase program.

         At March 31, 1999 and December 31, 1998, the Company held 947,100 shares of treasury stock. During the quarter ended March 31, 1999, the Company did not repurchase any treasury shares, however, for the quarter ended March 31, 1998, the Company repurchased 197,700 shares which are held at cost in the financial statements herein.


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

         The Company paid the Manager $157,000 and $173,000 in base management compensation during the quarter ended March 31, 1999 and March 31, 1998, respectively.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

         The Company accrued $591,000 for incentive compensation to the Manager for the quarter ended March 31, 1999. The Company did not accrue any incentive compensation to the Manager for the quarter ended March 31, 1998.

         The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees.

         The Company's other fixed income securities include securities that are issued by special purpose companies that invest primarily in mortgage-related assets. An affiliate of the Manager serves as the investment manager to these companies and is paid fees in connection with such services. The Company does not anticipate paying any management fees directly to any affiliate of the Manager in connection with these investments.

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

         The Company recognized compensation expenses of $74,000 and $28,000 during the quarter ended March 31, 1999 and March 31, 1998, respectively.

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                                            Quarter Ended            Quarter Ended
                                                                           March 31, 1999           March 31, 1998
                                                                       ------------------------ ------------------------
        Net income - as reported                                             $2,962,000                  $564,000
        Net income - pro forma                                                2,837,000                   533,000

        Basic and diluted earnings per share - as reported                        $0.51                     $0.09
        Basic and diluted earnings per share - pro forma                          $0.49                     $0.08

         Information regarding stock option activity during the quarter ended March 31, 1999 is as follows:

                                                                                               Weighted Average
                                                                                 Shares         Exercise Price
                                                                            ------------------ ------------------
        Options Granted Prior to December 31, 1998                               570,000            $13.62
        Exercised                                                                   -                  -
        Expired                                                                     -                  -
                                                                            ------------------ ------------------
        Options Outstanding at March 31, 1999                                    570,000             $13.62
                                                                            ------------------ ------------------
                                                                            ------------------ ------------------

NOTE 10 - CONTRACTUAL COMMITMENTS

         At March 31, 1999 the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

         (Amounts are in thousands)

                                                                                              Average
            Current                                       Average                           Termination       Unrealized
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date         Gains (Losses)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
            690,995            Interest Rate Swap         5.850%           1Mo LIBOR          2/16/01              $(5,633)

         At December 31, 1998 the Company entered into interest rate swap agreement as follows: (Amounts are in thousands)

                                                                                              Average
            Current                                       Average                           Termination       Unrealized
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date         Gains (Losses)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
            703,590            Interest Rate Swap         5.850%           1Mo LIBOR         2/16//01              $(9,994)

         The Company paid $1,262,000 to the swap counter-parties during the quarter ended March 31, 1999 which is included in interest expense on the statement of operations. There were no such payments made during the quarter ended March 31, 1998.

         The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At March 31, 1999 and December 31, 1998, the Company had securities with a fair market value of $10,424,000 and $17,327,000, respectively, on deposit with its counter-parties. If unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     SAFE HARBOR/FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "intend," "continue," or "believes" or the negatives thereof or other variations thereon or comparable terminology. Discussed below are some important factors that would cause actual results to differ materially from those in any forward-looking statements, including changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among others. In addition, the degree of risk is increased by the company's leveraging of its assets. For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see "Principal Risks and Special Considerations", "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Item 7A Quantitative and Qualitative Disclosures About Market Risk" in the Company's annual report on Form 10-K for the year ended December 31, 1998. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                     GENERAL

Apex Mortgage Capital, Inc. (the "Company"), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency securities and other highly rated, single-family real estate adjustable and fixed rate mortgage related assets. The Company commenced operations on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's common stock. The Company's principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0440.

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

The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the "Manager"), subject to the direction and oversight of the Company's Board of Directors. A majority of the Board of Directors are unaffiliated with The TCW Group, Inc. ("TCW" and together with its subsidiaries and affiliates, the "TCW Group") or the Manager. The Manager is a wholly-owned subsidiary of TCW. The Manager was established in 1992 and the TCW Group began operations in 1971 through one of its affiliates. The Company's investment management team consists of selected members of TCW's mortgage-backed securities group, all of whom have over eleven years of experience in raising and managing mortgage capital. The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager's current business operations, among other reasons. The Manager's key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of mortgage related assets.

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

FINANCIAL CONDITION

FIXED INCOME SECURITIES

At March 31, 1999, the Company held $821,117,000 of Fixed Income Securities as compared to $827,712,000 at December 31, 1998. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):

                                                March 31, 1999                    December 31, 1998
                                      ----------------------------------- ----------------------------------
                                               Carrying       Percent of         Carrying        Percent of
   Fixed Income Securities                        Value        Portfolio            Value         Portfolio
   ---------------------------------- ------------------ ---------------- ---------------- -----------------

   Mortgage Securities:
      Adjustable Rate (1)                       $42,646             5.2%          $62,362              7.6%
      Fixed Rate                                774,753            94.3%          758,910             91.0%
   Other Fixed Income Securities                  3,865             0.5%            4,020              1.4%
                                              ----------         --------       ----------          --------
        Totals                                 $821,264           100.0%         $825,292            100.0%
                                              ----------         --------       ----------          --------
                                              ----------         --------       ----------          --------

          (1) At March 31, 1999 and December 31, 1998, the interest rate indices for 95% and 5% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at March 31, 1999 (dollars in thousands):

                                                           Percent of                                            Weighted
                                                            Total Par     Amortized     Market      Current      Average
Security Type                                Par Amount      Amount      Cost Basis      Price       Coupon      Life (1)
------------------------------------------ --------------- ------------ -------------- ----------- ----------- -------------
15 Year Agency/AAA Pass-throughs                 $221,295        27.0%        100.41%   100.76%       6.50%        4.1
20 Year Agency Pass-throughs                      247,997        30.2%        100.55%   100.20%       6.50%        6.3
30 Year Agency Pass-throughs                       19,680         2.4%        102.15%   101.80%       7.20%        3.2
AAA CMOs                                          283,935        34.6%         99.70%    99.83%       6.84%        2.7
                                                ----------      -------      --------- ---------     -------      -----
Total Fixed Rate Holdings                        $772,907        94.2%        100.24%   100.27%       6.63%        4.3

Other Fixed Income Securities                       5,400         0.7%         74.96%    70.18%      21.83%        3.8
Adjustable Rate Holdings                           42,132         5.1%        101.22%   101.53%       6.51%        1.0
                                                ----------      -------      --------- ---------     -------      -----

Total Portfolio                                  $820,439       100.0%        100.18%   100.19%       6.70%        4.1
                                                ----------      -------      --------- ---------     -------      -----
                                                ----------      -------      --------- ---------     -------      -----

     The following table shows various weighted average characteristics of the mortgage securities held by the Company at December 31, 1998 (dollars in thousands):

                                                           Percent of                                            Weighted
                                                            Total Par     Amortized    Market      Current       Average
Security Type                                Par Amount      Amount      Cost Basis      Price       Coupon      Life (1)
------------------------------------------ --------------- ------------ -------------- ----------- ----------- -------------

15 Year Agency/AAA Pass-throughs                 $253,581        33.4%        100.42%   101.23%      6.50%         3.7
20 Year Agency Pass-throughs                      209,566        27.6%        100.45%   101.06%      6.50%         6.1
30 Year Agency Pass-throughs                        8,076         1.1%        102.19%   101.99%      7.50%         3.2
AAA CMOs                                          286,887        37.8%         99.52%   100.01%      6.82%         2.7
                                                ----------      -------      --------- ---------     -------      -----
Total Fixed Rate Holdings                        $758,110        91.9%        100.11%   100.73%      6.63%         3.9

Other Fixed Income Securities                       5,400         0.7%         74.43%    72.24%      21.83%        4.0
Adjustable Rate Holdings                           61,590         7.5%        101.25%   101.21%      6.79%         1.0
                                                ----------      -------      --------- ---------     -------      -----

Total Portfolio                                  $825,100       100.0%        100.02%   100.58%      6.74%         3.7
                                                ----------      -------      --------- ---------     -------      -----
                                                ----------      -------      --------- ---------     -------      -----

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

EQUITY SECURITIES

     At March 31, 1999, the Company held $24,112,000 of equity securities compared to $16,422,000 at December 31, 1998. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

     The Company's investments in other real estate investment trusts consist of publicly traded preferred and common stock securities issued by companies involved in the mortgage finance industry. The Company generally expects to receive dividend income on the majority of these investments.

INTEREST RATE CAP AGREEMENTS

     The Company utilizes interest rate caps, swaps and similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its mortgage assets during a period of rising interest rates. The Company is currently utilizing both interest rate cap and interest rate swap agreements.

     Interest rate cap agreements consisted of LIBOR based agreements as follows:

                                  At March 31, 1999         At December 31, 1998
                              --------------------------- --------------------------
Notional Amount                      $900,000,000               $900,000,000
Average Contract Rate                   10.4%                       10.4%
Average Final Maturity             January 24, 2002           January 24, 2002

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

     At March 31, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

                                                                                              Average
            Current                                       Average                           Termination       Unrealized
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date         Gains (Losses)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
            690,995            Interest Rate Swap         5.850%           1Mo LIBOR          2/16/01              $(5,633)

     The weighted average life of the agreements at March 31, 1999 was 1.7 years.

     At December 31, 1998, the Company had entered into interest rate swap agreements with the total current notional amount as stated below.

                                                                                              Average
            Current                                       Average                           Termination       Unrealized
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date         Gains (Losses)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
            703,590            Interest Rate Swap         5.850%           1Mo LIBOR         2/16//01              $(9,994)

     The weighted average life of the agreements at December 31, 1998 was 1.9 years.

             The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At March 31, 1999 the Company had securities with a fair market value of $10,424,000 on deposit with its counter-parties. If the unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

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

     At March 31, 1999, the Company had outstanding $765,018,000 of reverse repurchase agreements with a weighted average current borrowing rate of 4.96% and a maturity of 1.7 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $796,251,000.

     At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $800,260,000.

     The Company had $5,502,000 and $9,540,000 of other liabilities at March 31, 1999 and December 31, 1998, respectively, consisting primarily of accrued interest payable and payables for unsettled securities at March 31, 1999 and December 31, 1998, respectively. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

     For the quarter ended March 31, 1999, the Company's net income was $2,962,000, or $0.51 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 and 5,773,000 shares outstanding, respectively. That compares to $564,000, or $0.09 per share on both a basic and diluted basis, based on a weighted average of 6,603,000 shares outstanding for the quarter ending March 31, 1998. Net interest income for the first quarter 1999 was $2,676,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $896,000 for the first quarter in 1998. The Company reported dividend income of $711,000 from dividends on equity investments at March 31, 1999. No dividend interest was reported for the quarter ending March 31, 1998. The Company reported gains on investment transactions, net of $614,000 primarily from the sale of mortgage securities and equity securities during the quarter ending March 31, 1999. There were no sales reported for the quarter ending March 31, 1998. The Company incurred operating expenses of $1,039,000 for the quarter ending March 31, 1999 consisting of management fees, audit, tax, legal, printing, insurance and other expenses compared to $332,000 for the quarter ending March 31, 1998.

     The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                    For the Quarter Ended             For the Quarter Ended
                                                        March 31, 1999                    March 31, 1998

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                           $826,343            6.64%          $351,633          5.38%
     Other Fixed Income Assets                        4,203           13.48%                 0             0%
     Cash and Cash Equivalents                        6,687            5.32%            13,767          5.26%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  837,233            6.66%           365,400          5.37%
                                                ------------     ------------      ------------    -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  786,472            5.73%           287,087          5.59%

                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread              $50,761            0.93%           $78,313        (0.22%)
                                                ------------     ------------      ------------    -----------
                                                ------------     ------------      ------------    -----------

     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                                              AVERAGE BALANCE AND RATE TABLE
                                                  (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                       March 31, 1999                    March 31, 1998

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
     Equity securities                              $16,416           17.32%                 -              -

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of March 31, 1999 and December 31, 1998, consisted of reverse repurchase agreements totaling $765,018,000 and $767,908,000, respectively. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At March 31, 1999 and December 31, 1998, the Company had borrowing arrangements with twenty-three different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

     Due to the technical architecture of the Manager's internally developed applications, its emphasis on using major providers and its ongoing communication with those providers, the Manager anticipates it will be well positioned to begin the year 2000. There can be no assurance, however, that the Company's External Service Providers will resolve their own Year 2000 issues in a timely manner, or that any failure by these External Service Providers to resolve such issues would not have an adverse effect on the Company's operations and financial condition. Each External Service Provider is in turn subject to the Year 2000 issues of various third parties with which it does business, making the Company's exposure to the noncompliance of any External Service Provider difficult to assess. In a worst case scenario, a significant portion of the Company's External Service Providers and contractual counter-parties could fail to fulfill their respective obligations which would significantly impair the Company's ability to meet its obligations under its financing and hedging agreements. This would in turn cause the Company to liquidate assets at potentially substantial losses and possibly render the Company insolvent. The Company believes it is devoting the necessary resources to address the Year 2000 issues over which it has control. The Company anticipates, although there can be no assurance, completing all necessary procedures for Year 2000 compliance by June 30, 1999. With respect to the Year 2000 issues of External Service Providers, over which the Company has no control, the Company's contingency plan is to identify replacement vendors, where possible.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Two primary risks the Company faces are that of extension risk and prepayment risk.

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

-------------------------------------------------------------------------------------------------------
                                                                  Fair Value for Scenario Shown
                                                              Interest                       Interest
                                                             Rates Fall                     Rates Rise
                                                             100 Basis                       100 Basis
                                                               Points        Unchanged        Points
-------------------------------------------------------------------------------------------------------
Interest Rate Sensitive Instruments                             $47,111         $50,466        $40,338

Change in Fair Value                                            ($3,355)              -       ($10,128)
Change as a Percent of Fair Value                                (0.41%)              -         (1.23%)
Change as a Percent of Stockholders' Equity                      (3.90%)              -        (11.78%)
Change on a Per Share Basis                                      ($0.58)              -         ($1.76)

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

------------------------------------------------------------------------------------------------------
                                                               Fair Value for Scenario Shown
                                                           Prices                          Prices
                                                        Decrease 10%     Unchanged      Increase 10%
------------------------------------------------------------------------------------------------------
Equity Investments                                            $21,701         $24,112         $26,523

Change in Fair Value                                           (2,411)              -           2,411
Change as a Percent of Fair Value                                (10%)              -             10%
Change as a Percent of Stockholders' Equity                     (2.8%)              -            2.8%
Change on a Per Share Basis                                     (0.42)              -            0.42

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

            Not Applicable

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K:

            (a)  Exhibits

                Exhibit #11     Computation of Earnings Per Share
                Exhibit #27     Financial Data Schedule

(b)      Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Apex Mortgage Capital, Inc.

Dated:   May 14, 1999

                               By:      /s/ Philip A. Barach
                                        --------------------------------------
                                        Philip A. Barach
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                               By:      /s/ Daniel K. Osborne
                                        --------------------------------------
                                        Daniel K. Osborne
                                        Executive Vice President
                                        Chief Operating Officer
                                        Chief Financial Officer
                                        (Principal Accounting Officer)