Form 10-Q
period 1999-06-30
APEX MORTGAGE CAPITAL INC
filed 1999-08-16
CIK 1045956

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

     FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 1999
---
                                         OR

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
     Yes    X       No
           ---         ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)                  5,753,000 as of August 11, 1999


================================================================================
--------------------------------------------------------------------------------

                            APEX MORTGAGE CAPITAL, INC.

                                     FORM 10-Q


                                       INDEX

PART I.   FINANCIAL INFORMATION                                                              PAGE

Item 1.   Financial Statements

              Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998               3

              Statement of Operations for the three months and six months ended
              June 30, 1999 and June 30, 1998 (unaudited)                                     4

              Statement of Stockholders' Equity for the six months ended
              June 30, 1999 (unaudited)                                                       5

              Statements of Cash Flows for the three months and six months ended
              June 30, 1999 and June 30, 1998 (unaudited)                                     6

              Notes to Financial Statements (unaudited)                                       7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                      15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         23


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  25

Item 2.    Changes in Securities                                                              25

Item 3.    Defaults Upon Senior Securities                                                    25

Item 4.    Submission of Matters to a Vote of Security Holders                                25

Item 5.    Other Information                                                                  26

Item 6.    Exhibits and Reports on Form 8-K                                                   26


Signatures                                                                                    27


PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           APEX MORTGAGE CAPITAL, INC.

                                 BALANCE SHEETS

                                                              JUNE 30, 1999     DECEMBER 31, 1998
                                                              -------------     -----------------
                                                                (Unaudited)
ASSETS

     Cash and cash equivalents                                $  11,029,000     $  12,679,000
     Fixed income securities available-for-sale,
     at fair value (Note 3)                                     773,005,000       829,712,000
     Equity securities available-for-sale,
     at fair value (Note 4)                                      21,491,000        16,422,000
     Accrued interest receivable                                  5,735,000         5,151,000
     Principal payments receivable                                3,364,000           937,000
     Receivable for unsettled securities                            547,000               -
     Other assets                                                   798,000           577,000
                                                              -------------     -------------
                                                              $ 815,969,000     $ 865,478,000
                                                              -------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

          Reverse repurchase agreements (Note 5)              $ 736,668,000     $ 767,908,000
          Payable for unsettled securities                              -             838,000
          Accrued interest payable                                2,683,000         6,173,000
          Dividend payable                                        2,487,000         1,777,000
          Accrued expenses and other liabilities                    774,000           752,000
                                                              -------------     -------------
                                                                742,612,000       777,448,000
                                                              -------------     -------------
     Commitments and contingencies (Note 10)

     Stockholders' Equity

          Preferred Stock, par value $0.01 per share;
          50,000,000 shares authorized; no shares outstanding
          Common Stock, par value $0.01 per share;
          100,000,000 shares authorized; 6,700,100 shares
          outstanding (Notes 8 and 9)                                67,000            67,000
          Additional paid-in-capital                             93,123,000        92,978,000
          Accumulated other comprehensive income (loss)          (9,208,000)        6,689,000
          Accumulated dividend distributions in excess
          of net income                                             (56,000)       (1,135,000)
          Treasury stock, at cost (947,100 shares)
          (Note 7)                                              (10,569,000)      (10,569,000)
                                                              -------------     -------------
                                                                 73,357,000        88,030,000
                                                              -------------     -------------
                                                               $815,969,000      $865,478,000
                                                              -------------     -------------
                                                              -------------     -------------

     See accompanying notes to financial statements

                            APEX MORTGAGE CAPITAL, INC.

                              STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                    1999          1998           1999           1998
                                                ---------------------------    --------------------------
INTEREST INCOME:

     Fixed income securities                     $13,020,000     $9,224,000    $26,868,000    $13,949,000
     Cash and cash equivalents                        61,000        274,000        150,000        456,000
                                                 -----------     ----------    -----------    -----------
                                                  13,081,000      9,498,000     27,018,000     14,405,000
INTEREST EXPENSE                                  10,760,000      8,999,000     22,021,000     13,010,000
                                                 -----------     ----------    -----------    -----------
NET INTEREST INCOME                                2,321,000        499,000      4,997,000      1,395,000
                                                 -----------     ----------    -----------    -----------
NET GAIN ON INVESTMENT TRANSACTIONS                  662,000        469,000      1,277,000        469,000

DIVIDEND INCOME                                      684,000            -        1,395,000            -

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 8)                         158,000        161,000        314,000        334,000
     Incentive fee (Note 8)                          426,000            -        1,017,000            -
     Audit and tax fees                               19,000         11,000         31,000         23,000
     Insurance expense                                67,000         67,000        133,000        133,000
     Directors' fees                                  15,000         20,000         30,000         40,000
     Stock Option expense                             71,000         28,000        146,000         56,000
     Other                                            57,000         72,000        182,000        105,000
                                                 -----------     ----------    -----------    -----------
                                                     813,000        359,000      1,853,000        691,000
                                                 -----------     ----------    -----------    -----------
NET INCOME                                       $ 2,854,000     $  609,000    $ 5,816,000    $ 1,173,000
                                                 -----------     ----------    -----------    -----------
                                                 -----------     ----------    -----------    -----------
Net Income Per Share:
     Basic                                       $      0.50     $     0.10    $      1.01    $      0.18
                                                 -----------     ----------    -----------    -----------
                                                 -----------     ----------    -----------    -----------
     Diluted                                     $      0.49     $     0.10    $      1.01    $      0.18
                                                 -----------     ----------    -----------    -----------
                                                 -----------     ----------    -----------    -----------
Weighted Average Number of Shares Outstanding:
     Basic                                         5,753,000      6,387,000      5,753,000      6,495,000
     Diluted                                       5,787,000      6,387,000      5,780,000      6,495,000
                                                 -----------     ----------    -----------    -----------
                                                 -----------     ----------    -----------    -----------
Dividends Declared Per Share                     $      0.42     $     0.25    $      0.80    $      0.50
                                                 -----------     ----------    -----------    -----------
                                                 -----------     ----------    -----------    -----------

See accompanying notes to financial statements

                            APEX MORTGAGE CAPITAL, INC.

                         STATEMENT OF STOCKHOLDERS' EQUITY
                            PERIOD ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                Accumulated
                                                                  Acccumulated   Dividend
                                                     Additional      Other      Distribution               Treasury
                                      Common Stock    Paid-in    Comprehensive  In Excess of Comprehensive  Stock,
                                   Shares     Amount  Capital       Income       Net Income      Income     At Cost      Total
                                 -------------------  ---------   -----------   ------------  ------------  --------    -----------
Balance, December 31, 1998       6,700,100   $67,000  $92,978,000  $6,689,000   ($1,135,000)             ($10,569,000)  $88,030,000

Repurchases of common stock            -         -           -           -             -            -              -             -

Issuance of stock options
     to non-employees (Note 9)         -         -        74,000         -             -            -              -         74,000

Net income                             -         -           -           -        2,962,000    2,962,000           -      2,962,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-
     for-sale                          -         -           -     (2,861,000)        -      (2,861,000)           -     (2,861,000)

                                                                                             ----------
Comprehensive income                   -         -           -           -                     $101,000            -            -
                                                                                             ----------
                                                                                             ----------
Dividends declared                     -         -           -           -       (2,250,000)                       -     (2,250,000)
                                 ---------    ------- -----------  ----------     ----------  ---------- ------------  ------------
Balance, March 31, 1999          6,700,100    $67,000 $93,052,000  $3,828,000     ($423,000)             ($10,569,000)  $85,955,000

Repurchases of common stock-           -         -           -           -              -           -              -             -

Issuance of stock options
     to non-employees (Note 9)         -         -        71,000         -              -           -              -         71,000

Net income                             -         -           -           -        2,854,000   2,854,000            -      2,854,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-
     for-sale                          -         -           -    (13,036,000)         -   (13,036,000)            -    (13,036,000)

                                                                                          -------------
Comprehensive income (loss)            -         -           -           -             -   $(10,182,000)           -             -
                                                                                          -------------
                                                                                          -------------
Dividends declared                     -         -           -           -       (2,487,000)                       -     (2,487,000)
                                -----------  ------- -----------  ------------   -----------           -------------    ------------
Balance, June 30, 1999           6,700,100   $67,000 $93,123,000  $(9,208,000)   $  (56,000)           ($10,569,000)    $73,357,000
                                -----------  ------- -----------  ------------   -----------           -------------    ------------
                                -----------  ------- -----------  ------------   -----------           -------------    ------------

                            APEX MORTGAGE CAPITAL, INC.

                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                     1999            1998           1999            1998
OPERATING ACTIVITIES:                                            ------------    -----------   -------------   ---------------
Net Income                                                       $  2,854,000    $   609,000   $   5,816,000   $     1,173,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization                                                     282,000      1,764,000         447,000         2,736,000
     Net gain on sale of securities                                  (662,000)      (469,000)     (1,277,000)         (469,000)
     Change in assets and liabilities:
          Accrued interest receivable                                 155,000     (1,220,000)       (584,000)       (4,033,000)
          Other assets                                               (339,000)        52,000        (221,000)          100,000
          Accrued interest payable                                    523,000      2,520,000      (3,490,000)        3,788,000
          Accrued expenses and other liabilities                      (97,000)       594,000          22,000          (343,000)
                                                                 ------------    -----------   -------------   ---------------
          Net cash provided by operating activities                 2,716,000      3,850,000         713,000         2,952,000
                                                                 ------------    -----------   -------------   ---------------
INVESTING ACTIVITIES:
     Purchase of equity securities                                   (536,000)           -        (7,541,000)              -
     Purchase of interest rate caps                                       -              -              -             (80,000)
     Purchase of fixed income securities                          (22,784,000)  (707,278,000)   (115,731,000)   (1,266,466,000)
     Proceeds from sales of equity securities                       2,935,000            -         4,376,000               -
     Proceeds from sales of fixed income securities                       -      461,602,000      40,406,000       461,602,000
     Principal payments on fixed income securities                 55,906,000    124,593,000     111,371,000       180,170,000
                                                                 ------------    -----------   -------------   ---------------
          Net cash (used in) provided by investing activities      35,521,000   (121,083,000)     32,881,000      (624,774,000)
                                                                 ------------    -----------   -------------   ---------------
FINANCING ACTIVITIES:
     Net proceeds from reverse repurchase agreements              (28,350,000)   156,470,000     (31,240,000)      665,934,000
     Dividend distributions                                        (2,284,000)    (1,626,000)     (4,004,000)       (1,894,000)
     Purchase of treasury stock                                           -       (3,901,000)           -           (6,436,000)
                                                                 ------------    -----------   -------------   ---------------
          Net cash (used in) provided by financing activities     (30,634,000)   150,943,000     (35,244,000)      657,604,000
                                                                 ------------    -----------   -------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                7,603,000     33,710,000      (1,650,000)       35,782,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    3,426,000      5,157,000      12,679,000         3,085,000
                                                                 ------------    -----------   -------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 11,029,000    $38,867,000   $  11,029,000   $    38,867,000
                                                                 ------------    -----------   -------------   ---------------
                                                                 ------------    -----------   -------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                      $ 10,237,000    $ 6,463,000   $  25,511,000   $     9,193,000
                                                                 ------------    -----------   -------------   ---------------
                                                                 ------------    -----------   -------------   ---------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized gain (loss) on mortgage-backed
          securities available-for-sale                          $(13,036,000)   $  (291,000)  $ (15,897,000)  $     1,256,000
                                                                 ------------    -----------   -------------   ---------------
                                                                 ------------    -----------   -------------   ---------------
     Securities sold, not yet settled                            $    539,000    $56,593,000   $     547,000   $    56,593,000
                                                                 ------------    -----------   -------------   ---------------
                                                                 ------------    -----------   -------------   ---------------
     Principal payments, not yet received                        $  1,901,000    $ 4,652,000   $   2,427,000   $       957,000
                                                                 ------------    -----------   -------------   ---------------
                                                                 ------------    -----------   -------------   ---------------
     Securities purchased, not yet settled                       $   (187,000)   $33,766,000   $    (838,000)  $    32,222,000
                                                                 ------------    -----------   -------------   ---------------
                                                                 ------------    -----------   -------------   ---------------
     Dividends declared, not yet paid                            $ (2,487,000)   $(1,560,000)  $  (2,487,000)  $    (1,560,000)
                                                                 ------------    -----------   -------------   ---------------
                                                                 ------------    -----------   -------------   ---------------


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

     CREDIT RISK

         The Company has limited its exposure to credit losses on its portfolio of fixed income securities by purchasing securities that are either rated "AAA" by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies. In addition, the Company has the ability to purchase up to 10% of the portfolio in below investment grade securities.

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

     COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

     RECENTLY ISSUED ACCOUNTING STANDARDS

         During the six months ended June 30, 1999, the Company wrote off $64,000 of unamortized organizational costs in accordance with the adoption of Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-Up Activities."

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the Company's election, before January 1, 1998). The Company will adopt the reporting requirements of SFAS No. 133 by the first quarter of 2001. An earlier adoption may be made if circumstances warrant. The Company expects the impact of the adoption of the reporting requirements of SFAS No. 133 to include the recording of the approximate fair value of the Company's interest rate swaps as comprehensive income.

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 3 - FIXED INCOME SECURITIES AND EQUITY SECURITIES

         At June 30, 1999, fixed income securities consisted of the following:

                                                                       Fixed Rate
        (in thousands)                             Adjustable Rate       Mortgage          Other Fixed
                                               Mortgage Securities      Securities       Income Securities        Total
                                               -------------------- ------------------- ------------------- ------------------
        Principal Amount                       $            38,290  $          738,942  $            8,400  $         785,632
        Unamortized Premium (Discount)                         442               1,737              (2,472)            (293)
                                               -------------------- ------------------- ------------------ -------------------
        Amortized Cost                                      38,732             740,679               5,928            785,339
        Unrealized Gains                                       149                 312                   0                461
        Unrealized Losses                                     (104)            (12,328)               (363)           (12,795)
                                               -------------------- ------------------- ------------------ -------------------
        Fair Value                             $            38,777  $          728,663  $            5,565  $         773,005
                                               ==================== =================== =================== ==================

         At December 31, 1998, fixed income securities consisted of the following:

                                                                       Fixed Rate
        (in thousands)                             Adjustable Rate       Mortgage          Other Fixed
                                               Mortgage Securities      Securities       Income Securities        Total
                                               -------------------- ------------------- ------------------- ------------------
        Principal Amount                       $            61,590  $           758,110 $            5,400  $       825,100
        Unamortized Premium (Discount)                         772                  800              (1,380)            192
                                               -------------------- ------------------- ------------------- ------------------
        Amortized Cost                                      62,362              758,910              4,020          825,292
        Unrealized Gains                                        86                4,762                  0            4,848
        Unrealized Losses                                     (110)                 (15)              (303)            (428)
                                               -------------------- ------------------- ------------------- ------------------
        Fair Value                             $            62,338  $           763,657 $            3,717  $       829,712
                                               ==================== =================== =================== ==================

         The contractual final maturity of the mortgage loans supporting the mortgage securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         A portion of the other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at June 30, 1999 and December 31, 1998 were approximately 3.5 and 4.0 years, respectively. The remaining portion has a fixed remaining maturity of approximately 3.3 years as of June 30, 1999.

         The adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage security's interest rate can change during any given period and over the life of the asset. At June 30, 1999 and December 31, 1998, the average periodic cap on the adjustable rate mortgage was 2.0% per annum and the average lifetime cap was equal to 11.3%.

         There were no sales of mortgage securities during the quarter ended June 30, 1999. During the quarter ended June 30, 1998, the Company realized $582,000 in gains on the sale of $461,600,000 of adjustable rate mortgage securities which were classified as available-for-sale.

         At June 30, 1999 and December 31, 1998, equity securities consisted of the following:

        (in thousands)
                                               June 30, 1999      December 31, 1998
                                               -------------      -----------------
        Cost Basis                             $     18,758       $         14,154
        Unrealized Gains                              4,005                  2,268
        Unrealized Losses                           (1,272)                    (0)
                                               -------------      -----------------
        Fair Value                             $     21,491       $         16,422
                                               =============      =================

         During the quarter ended June 30, 1999, the Company realized $662,000 in gains on the sale of $2,935,000 of equity securities that were classified as available-for-sale. There were no equity securities sold in the second quarter ended June 30, 1998.

NOTE 4 - INTEREST RATE CAP AGREEMENTS AND TREASURY PUT OPTIONS

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

         The terms of outstanding interest rate cap agreements are as follows:

                                   At June 30, 1999       At December 31, 1998
                                   ----------------       --------------------
Notional Amount                     $900,000,000              $900,000,000
Average Contract Rate                   10.4%                     10.4%
Average Final Maturity             January 24, 2002         January 24, 2002

         Under these agreements, the Company will receive cash payments to the extent of the excess of three month London Interbank Offered Rate ("LIBOR") over the agreements' contract rate times the notional amount.

         During the quarter ended June 30, 1999, the Company purchased put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000 for a purchase price of $334,000. At June 30, 1999, the fair market value of the put options was $156,000 which is included in Other assets on the balance sheet. The unrealized loss of $178,000 is included in Net Gain on Investment Transactions in the Statement of Operations. The put options are expected to expire in August 1999 and therefore an additional loss of $156,000 may be recorded during the third quarter of 1999.

NOTE 5 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its fixed income securities. These agreements are secured by a portion of the Company's fixed income securities and bear interest rates that have historically moved in close relationship to LIBOR.

         At June 30, 1999, the Company had outstanding $736,668,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.00% and a maturity of 1.8 months. The reverse repurchase agreements were collateralized by fixed income securities with an estimated fair value of $763,993,000.

         At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by fixed income securities with an estimated fair value of $800,260,000.

         For the quarter ended June 30, 1999, the average reverse repurchase agreement balance was $744,645,000 with a weighted average interest cost of 4.93%. The maximum reverse repurchase agreement balance outstanding during the quarter ended June 30, 1999 was $765,018,000.

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

                                                  At June 30, 1999                     At December 31, 1998
                                              Amortized                            Amortized
                                                 Cost           Fair Value            Cost           Fair Value
                                              ---------         ----------         ---------         ----------
        Mortgage related securities           $779,411          $767,440           $821,272          $825,995
        Equity securities                       18,578            21,491             14,154            16,422
        Other fixed income securities            5,928             5,565              4,020             3,717
        Interest rate swaps                          -              (238)                -             (9,994)

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

NOTE 7 - STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At June 30, 1999 and December 31, 1998, the Company was authorized to repurchase 552,900 shares of the Company's common stock pursuant to the repurchase program.

         At June 30, 1999 and December 31, 1998, the Company held 947,100 shares of treasury stock. During the quarter ended June 30, 1999, the Company did not repurchase any treasury shares, however, for the quarter ended June 30, 1998, the Company repurchased 535,000 shares which are held at cost in the financial statements herein.


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

         The Company paid the Manager $158,000 and $161,000 in base management compensation during the quarters ended June 30, 1999 and June 30, 1998, respectively.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year U.S. Treasury rate plus 1% as further defined in the Management Agreement.

         The Company accrued $426,000 for incentive compensation to the Manager for the quarter ended June 30, 1999. The Company did not accrue any incentive compensation to the Manager for the quarter ended June 30, 1998.

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

         The Company recognized stock option expenses relating to these options of $71,000 and $28,000 during the quarters ended June 30, 1999 and June 30, 1998, respectively.

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                                            Quarter Ended            Quarter Ended
                                                                            June 30, 1999            June 30, 1998
                                                                       ------------------------ ------------------------
        Net income - as reported                                        $     2,854,000            $      609,000
        Net income - pro forma                                                2,729,000                   578,000

        Basic and diluted earnings per share - as reported              $          0.50            $         0.10
        Basic and diluted earnings per share - pro forma                $          0.47            $         0.09


         Information regarding stock option activity during the six months ended June 30, 1999 is as follows:

                                                                                               Weighted Average
                                                                                 Shares         Exercise Price
                                                                            ------------------ ------------------
        Options Granted Prior to December 31, 1998                               570,000            $13.62
        Exercised                                                                   -                  -
        Expired                                                                     -                  -
                                                                            ------------------ ------------------
        Options Outstanding at June 30, 1999                                     570,000             $13.62
                                                                            ================== ==================

NOTE 10 - CONTRACTUAL COMMITMENTS

         At June 30, 1999 the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

                                                                                              Average         Unrealized
            Current                                       Average                           Termination     Gains (Losses)
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date              (000)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
         $  678,047            Interest Rate Swap         5.850%           1Mo LIBOR          2/16/01                $(238)

         At December 31, 1998 the Company entered into interest rate swap agreement as follows:

            Current                                                                           Average         Unrealized
     Notional Amount (000)                                Average                           Termination     Gains (Losses)
                                      Type              Fixed Rate       Floating Rate         Date              (000)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
         $  703,590            Interest Rate Swap         5.850%           1Mo LIBOR          2/16/01              $(9,994)

         The Company paid $1,395,000 to the swap counter-parties during the quarter ended June 30, 1999 which is included in interest expense in the statement of operations. There were no such payments made during the quarter ended June 30, 1998.

         The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At June 30, 1999 and December 31, 1998, the Company had securities with a fair market value of $3,898,000 and $17,327,000, respectively, on deposit with its counter-parties. If unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

NOTE 11 - ADOPTION OF SHAREHOLDER RIGHTS PLAN

         On June 30, 1999, the Board of Directors of Apex Mortgage Capital, Inc. (the "Company") declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on July 30, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a Purchase Price of $50.00, subject to adjustment. The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the "Rights Agreement") between the Company and The Bank of New York, as Rights Agent.

         Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. Pursuant to the Rights Agreement, the Company reserves the right to require prior to the occurrence of a triggering event that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

         The Rights are not exercisable until the Distribution Date and will expire at 5:00 P.M. (New York City time) on July 30, 2009, unless earlier redeemed or exchanged by the Company.

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

                                    POLICIES

     The Company's current investment policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 1998. Such policies supersede in their entirety the policies presented in the Company's initial public offering prospectus and in the Company's annual and quarterly reports filed prior to such 10-K. Changes in policy included permission for the Company to invest in either adjustable-rate or fixed-rate mortgage securities (prior to the modification, the Company's investment policy stated that the Company would invest primarily in adjustable-rate mortgage securities) and permission for the Company to invest in securities of other issuers for purposes of seeking to exercise or influence control.

                              FINANCIAL CONDITION

FIXED INCOME SECURITIES

         At June 30, 1999, the Company held $773,005,000 of Fixed Income Securities as compared to $829,712,000 at December 31, 1998. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):

                                                June 30, 1999                     December 31, 1998
                                      ----------------------------------- ----------------------------------

                                            Carrying       Percent of        Carrying         Percent of
   Fixed Income Securities                   Value          Portfolio          Value           Portfolio
   ---------------------------------- ------------------ ---------------- ---------------- -----------------
   Mortgage Securities:
      Adjustable Rate (1)             $          38,777             5.0%  $        62,338              7.5%
      Fixed Rate                                728,663            94.3%          763,657             92.0%
   Other Fixed Income Securities                  5,565             0.7%            3,717              0.5%
                                      ------------------ ---------------- ---------------- -----------------
        Totals                        $         773,005           100.0%  $       829,712            100.0%
                                      ================== ================ ================ =================

          (1) At June 30, 1999 and December 31, 1998, the interest rate indices for 95% and 5% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at June 30, 1999 (dollars in thousands):

                                                           Percent of                                            Weighted
                                                            Total Par     Amortized    Market      Current       Average
Security Type                                Par Amount      Amount      Cost Basis      Price       Coupon      Life (1)
------------------------------------------ --------------- ------------ -------------- ----------- ----------- -------------
15 Year Agency/AAA Pass-throughs           $      210,407        26.8%        100.39%    98.90%       6.50%        5.0
20 Year Agency Pass-throughs                      263,809        33.6%        100.46%    98.00%       6.50%        6.1
30 Year Agency Pass-throughs                       33,554         4.3%        101.40%    98.73%       7.00%        6.9
AAA CMOs                                          231,172        29.4%         99.67%    99.03%       6.85%        3.1
                                           --------------- ------------ -------------- ----------- ----------- -------------
Total Fixed Rate Holdings                  $      738,942        94.1%        100.24%    98.61%       6.63%        4.9

Other Fixed Income Securities                       8,400         1.1%         69.04%    64.96%      15.89%        3.1
Adjustable Rate Holdings                           38,290         4.9%        101.15%   101.27%       6.51%        1.0
                                           --------------- ------------ -------------- ----------- ----------- -------------

Total Portfolio                            $      785,632       100.0%         99.95%    98.38%       6.73%        4.7
                                           =============== ============ ============== =========== =========== =============

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 1998 (dollars in thousands):

                                                           Percent of                                            Weighted
                                                            Total Par     Amortized    Market      Current       Average
Security Type                                Par Amount      Amount      Cost Basis      Price       Coupon      Life (1)
------------------------------------------ --------------- ------------ -------------- ----------- ----------- -------------
15 Year Agency/AAA Pass-throughs           $      253,581        33.4%        100.42%   101.23%      6.50%         3.7
20 Year Agency Pass-throughs                      209,566        27.6%        100.45%   101.06%      6.50%         6.1
30 Year Agency Pass-throughs                        8,076         1.1%        102.19%   101.99%      7.50%         3.2
AAA CMOs                                          286,887        37.8%         99.52%   100.01%      6.82%         2.7
                                           --------------- ------------ -------------- ----------- ----------- -------------
Total Fixed Rate Holdings                  $      758,110        91.9%        100.11%   100.73%      6.63%         3.9

Other Fixed Income Securities                       5,400         0.7%         74.43%    72.24%      21.83%        4.0
Adjustable Rate Holdings                           61,590         7.5%        101.25%   101.21%       6.79%        1.0
                                           --------------- ------------ -------------- ----------- ----------- -------------

Total Portfolio                            $      825,100       100.0%        100.02%   100.58%      6.74%         3.7
                                           =============== ============ ============== =========== =========== =============

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


EQUITY SECURITIES

     At June 30, 1999, the Company held $21,491,000 of equity securities compared to $16,422,000 at December 31, 1998. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

     The Company's investments in other real estate investment trusts consist of publicly traded preferred and common stock securities issued by companies involved in the mortgage finance industry. The Company generally expects to receive dividend income on the majority of these investments.

HEDGING RELATED TRANSACTIONS

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

     Interest rate cap agreements consisted of LIBOR based agreements as follows:

                                   At June 30, 1999         At December 31, 1998
                              --------------------------- -------------------------
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

     During the quarter ended June 30, 1999, the Company purchased put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000 for a purchase price of $334,000. At June 30, 1999, the fair market value of the put options was $156,000 which is included in Other assets on the balance sheet. The unrealized loss of $178,000 is included in Net Gain on Investment Transactions in the Statement of Operations. The put options are expected to expire in August 1999 and therefore an additional loss of $156,000 may be recorded during the third quarter of 1999.

     At June 30, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

                                                                                              Average         Unrealized
            Current                                       Average                           Termination     Gains (Losses)
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date              (000)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
          $ 678,047            Interest Rate Swap         5.850%           1Mo LIBOR          2/16/01                $(238)

     The weighted average life of the agreements at June 30, 1999 was 1.4 years.

     At December 31, 1998, the Company had entered into interest rate swap agreements with the total current notional amount as stated below.

                                                                                                              Unrealized
            Current                                       Average                           Termination     Gains (Losses)
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date              (000)
    ------------------------ ----------------------- ------------------ ----------------- ---------------- -----------------
          $ 703,590            Interest Rate Swap         5.850%           1Mo LIBOR          2/16/01              $(9,994)

     The weighted average life of the agreements at December 31, 1998 was 1.9 years.

     The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At June 30, 1999 the Company had securities with a fair market value of $3,898,000 on deposit with its counter-parties. If the unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

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

     At June 30, 1999, the Company had outstanding $736,668,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.00% and a maturity of 1.8 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $763,993,000.

         At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $800,260,000.

     The Company had $5,944,000 and $9,540,000 of other liabilities at June 30, 1999 and December 31, 1998, respectively, consisting primarily of accrued interest payable and payables for unsettled securities at June 30, 1999 and December 31, 1998, respectively. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

     For the quarter ended June 30, 1999, the Company's net income was $2,854,000, or $0.50 per share on a basic basis and $0.49 on a diluted basis, based on a weighted average of 5,753,000 and 5,787,000 shares outstanding, respectively. That compares to $609,000, or $0.10 per share on both a basic and diluted basis, based on a weighted average of 6,387,000 shares outstanding for the quarter ending June 30, 1998. Net interest income for the second quarter 1999 was $2,321,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $499,000 for the second quarter in 1998. The Company reported dividend income of $684,000 from dividends on equity investments at June 30, 1999. No dividend interest was reported for the quarter ending June 30, 1998. The Company reported gains on investment transactions, net of $662,000 primarily from the sale of equity securities during the quarter ending June 30, 1999. The Company realized $582,000 in gains for the quarter ending June 30, 1998. The Company incurred operating expenses of $813,000 for the quarter ending June 30, 1999 consisting of management fees, audit, tax, legal, printing, insurance and other expenses compared to $359,000 for the quarter ending June 30, 1998.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                       June 30, 1999                     June 30, 1998

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                        $   781,084            6.52%       $   681,123          5.42%
     Other Fixed Income Assets                        3,758           11.55%                 0             0%
     Cash and Cash Equivalents                        5,276            4.62%            21,974          5.00%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  790,118            6.62%           703,097          5.40%
                                                ------------     ------------      ------------    -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  744,645            5.78%           639,029          5.63%

                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread          $    45,473            0.84%       $    64,068        (0.23%)
                                                ============     ============      ============    ===========

     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                       June 30, 1999                     June 30, 1998

                                                  Average         Effective          Average       Effective
                                                  Balance       Dividend Yield       Balance      Dividend Yield
                                                ------------    --------------     ------------   --------------
     Equity securities                              $19,066           14.35%                 -              -

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 1999, the Company's net income was $5,816,000, or $1.01 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 and 5,780,000 shares outstanding, respectively. That compares to $1,173,000, or $0.18 per share on both a basic and diluted basis, based on a weighted average of 6,495,000 shares outstanding for the six months ending June 30, 1998. Net interest income for the six months ended 1999 was $4,997,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $1,395,000 for the six months in 1998. The Company reported dividend income of $1,395,000 from dividends on equity investments for the six months ended June 30, 1999. No dividend interest was reported for the six months ending June 30, 1998. The Company reported gains on investment transactions, net of $1,277,000 primarily from the sale of mortgage securities and equity securities during the six months ending June 30, 1999 compared to $469,000 for the six months ended June 30, 1998. The Company incurred operating expenses of $1,853,000 for the six months ending June 30, 1999 consisting of management fees, audit, tax, legal, printing, insurance and other expenses compared to $691,000 for the six months ending June 30, 1998.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                  For the Six months Ended          For the Six months Ended
                                                       June 30, 1999                     June 30, 1998

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                        $   803,589            6.57%       $   516,584          5.40%
     Other Fixed Income Assets                        3,797           12.66%                 0             0%
     Cash and Cash Equivalents                        5,977            5.02%            15,893          5.10%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  813,363            6.67%           534,477          5.39%
                                                ------------     ------------      ------------    -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  765,443            5.75%           464,031          5.58%

                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread          $    47,920            0.92%       $    70,446        (0.19%)
                                                ============     ============      ============    ===========

     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):


                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                  For the Six months Ended          For the Six months Ended
                                                       June 30, 1999                     June 30, 1998

                                                  Average         Effective          Average       Effective
                                                  Balance       Dividend Yield        Balance     Dividend Yield
                                                ------------    --------------      ------------  --------------
     Equity securities                          $    17,748           15.72%                 -              -

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of June 30, 1999 and December 31, 1998, consisted of reverse repurchase agreements totaling $736,668,000 and $767,908,000, respectively. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At June 30, 1999 and December 31, 1998, the Company had borrowing arrangements with twenty-three different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

     The Manager has been, and is currently in contact with, each of its External Service Providers to evaluate their readiness for the year 2000. The Manager has requested each of its External Service Providers to either (i) prepare a description of its process for identifying date sensitive areas, its approach for implementing changes, its testing methodology, along with its timetable for completion, or (ii) certify as to its year 2000 compliance. The Manager has received replies from each of its External Service Providers indicating that each is in a state of year 2000 compliance. No assurances can be given as to the adequacy of the External Service Providers' internal evaluations.

     Due to the technical architecture of the Manager's internally developed applications, its emphasis on using major providers and its ongoing communication with those providers, the Manager anticipates it will be well positioned to begin the year 2000. There can be no assurance, however, that the Company's External Service Providers will resolve their own year 2000 issues in a timely manner, or that any failure by these External Service Providers to resolve such issues would not have an adverse effect on the Company's operations and financial condition. Each External Service Provider is in turn subject to the year 2000 issues of various third parties with which it does business, making the Company's exposure to the noncompliance of any External Service Provider difficult to assess. In a worst case scenario, a significant portion of the Company's External Service Providers and contractual counter-parties could fail to fulfill their respective obligations which would significantly impair the Company's ability to meet its obligations under its financing and hedging agreements. This would in turn cause the Company to liquidate assets at potentially substantial losses and possibly render the Company insolvent. The Company believes it is devoting the necessary resources to address the year 2000 issues over which it has control. The Company has completed all necessary procedures for year 2000 compliance as of June 30, 1999. With respect to the year 2000 issues of External Service Providers, over which the Company has no control, the Company's contingency plan is to identify replacement vendors, where possible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   MARKET RISK

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

-------------------------------------------------------------------------------
                                            Fair Value for Scenario Shown
                                       Interest                       Interest
                                      Rates Fall                     Rates Rise
                                      100 Basis                       100 Basis
                                        Points        Unchanged        Points
-------------------------------------------------------------------------------
Interest Rate Sensitive Instruments     $45,915        $36,255         $23,602

Change in Fair Value                    $ 9,660               -       ($12,653)
Change as a Percent
   of Stockholders' Equity                13.17%              -        (17.25%)
Change on a Per Share Basis             $  1.68               -         ($2.20)

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

------------------------------------------------------------------------------------------------------
                                                               Fair Value for Scenario Shown
                                                           Prices                          Prices
                                                        Decrease 10%     Unchanged      Increase 10%
---------------------------------------------------------------------- --------------- ---------------
Equity Investments                                        $19,342         $21,491         $23,640

Change in Fair Value                                      (2,149)              -            2,149
Change as a Percent of Fair Value                           (10%)              -              10%
Change as a Percent of Stockholders' Equity                (2.9%)              -             2.9%
Change on a Per Share Basis                                (0.37)              -             0.37

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

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     ADOPTION OF SHAREHOLDER RIGHTS PLAN

     On June 30, 1999, the Board of Directors of Apex Mortgage Capital, Inc. declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of Common Stock to stockholders of record at the close of business on July 30, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company, under certain circumstances, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $50.00, subject to adjustment. The description and terms of the Rights are more fully described in Apex's current report on Form 8-K, filed July 27, 1999, and are set forth in the Shareholder Rights Agreement by and between Apex and The Bank of New York, which is incorporated by reference as an exhibit to this Quarterly Report.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the 1999 Annual Meeting of Shareholders held June 30, 1999, shareholders of record as of April 30, 1999 were asked to vote to ratify the selection of Deloitte & Touch LLP as the Company's independent auditors. 5,605,859 shares were voted for the proposal, 8,300 shares were voted against the proposal, no shares were withheld, 10,730 shares abstained and no shares were broker non-votes. In addition, the above-described shareholders were asked to vote on the re-election of the three Class I Directors of the Company's Board of Directors to hold office until the next Annual Meeting of the Stockholders in 2002. 5,561,806 shares were voted for John C. Argue and 63,083 shares were voted against or were withheld. 5,568,906 shares were voted for Carl C. Gregory, III and 55,983 shares were voted against or were withheld.
5,567,706 shares were voted for Jeffrey E. Gundlach and 57,183 shares were voted against or were withheld.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K:

     (a)  EXHIBITS

     The following exhibits are part of this quarterly report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.


EXHIBIT
   NO.       DESCRIPTION

   3.1       Articles of Amendment and Restatement of Apex Mortgage Capital, Inc.
             (the "Company"), as filed with the Maryland State Department of Assessments and Taxation on November 25, 1997 (previously filed as
             Exhibit 3.2 to Form S-11/A, filed November 21, 1997, and incorporated herein by reference).

   3.2       Articles Supplementary relating to the Series A Junior Participating
             Preferred Stock of Apex Mortgage Capital, Inc., as filed with the
             State Department of Assessments and Taxation of the State of Maryland on July 26, 1999 (previously filed as Exhibit 3.1 to Form 8-K, filed
             July 27, 1999, and incorporated herein by reference).

   3.3       Bylaws of Apex Mortgage Capital, Inc. (previously filed as Exhibit 3.2 to Form S-11/A, filed November 21, 1997, and incorporated herein by reference).

   4.1       Shareholder Rights Agreement between Apex Mortgage Capital, Inc. and
             The Bank of New York, as Rights Agent, dated July 19, 1999 (previously filed as Exhibit 3.1 to Form 8-K, filed July 27, 1999, and incorporated herein by reference).

   4.2       Form of Rights Certificate (included as Exhibit B to the Shareholder
             Rights Agreement filed as Exhibit 4.1).

   4.3       Form of Common Stock certificate (including the legend specified in the Shareholder Rights Agreement) for all shares issued on or after
             July 30, 1998 (previously filed as Exhibit 4.3 to Form 8-K, filed July
             27, 1999, and incorporated herein by reference).

   27        Financial Data Schedule



(b)  REPORTS ON FORM 8-K

     On July 27, 1999 Apex filed a Form 8-K, dated June 30, 1999, disclosing under Item 5 its adoption of a Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Apex Mortgage Capital, Inc.

Dated:  August 13, 1999

                                  By:     /s/ PHILIP A. BARACH
                                          ---------------------
                                          Philip A. Barach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                  By:     /s/ DANIEL K. OSBORNE
                                          ---------------------
                                          Daniel K. Osborne
                                          Executive Vice President
                                          Chief Operating Officer
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.


EXHIBIT NO.    DESCRIPTION

   3.1         Articles of Amendment and Restatement of Apex Mortgage Capital,
               Inc. (the "Company"), as filed with the Maryland State Department of Assessments and Taxation on November 25, 1997 (previously filed as Exhibit 3.2 to Form S-11/A, filed November 21, 1997, and incorporated herein by reference).

   3.2         Articles Supplementary relating to the Series A Junior
               Participating Preferred Stock of Apex Mortgage Capital, Inc., as filed with the State Department of Assessments and Taxation of the State of Maryland on July 26, 1999 (previously filed as
               Exhibit 3.1 to Form 8-K, filed July 27, 1999, and incorporated herein by reference).

   3.3         Bylaws of Apex Mortgage Capital, Inc. (previously filed as
               Exhibit 3.2 to Form S-11/A, filed November 21, 1997, and incorporated herein by reference).

   4.1         Shareholder Rights Agreement between Apex Mortgage Capital, Inc.
               and The Bank of New York, as Rights Agent, dated July 19, 1999
               (previously filed as Exhibit 3.1 to Form 8-K, filed July 27,
               1999, and incorporated herein by reference).

   4.2         Form of Rights Certificate (included as Exhibit B to the
               Shareholder Rights Agreement filed as Exhibit 4.1).

   4.3 Form of Common Stock certificate (including the legend specified in the Shareholder Rights Agreement) for all shares issued on or after July 30, 1998 (previously filed as Exhibit 4.3 to Form 8-K, filed July 27, 1999, and incorporated herein by reference).

   27          Financial Data Schedule
