Form 10-Q
period 1999-09-30
APEX MORTGAGE CAPITAL INC
filed 1999-11-15
CIK 1045956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 1999

                                       OR

      TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

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

Common Stock ($0.01 par value)                5,753,000 as of November 12, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           APEX MORTGAGE CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                            PAGE
 ITEM 1.  FINANCIAL STATEMENTS

               BALANCE SHEETS AT SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998       3

               STATEMENT OF OPERATIONS FOR THE THREE MONTHS AND NINE
               MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1999
               (UNAUDITED)                                                                  4

               STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
               SEPTEMBER 30, 1999 (UNAUDITED)                                               5

               STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS AND NINE MONTHS
               ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1999 (UNAUDITED)                  6

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                    7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     15

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        24


PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                                 27

 ITEM 2.  CHANGES IN SECURITIES                                                             27

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                   27

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               27

 ITEM 5.  OTHER INFORMATION                                                                 27

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  28

 SIGNATURES                                                                                 29


PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           APEX MORTGAGE CAPITAL, INC.

                                 BALANCE SHEETS

                                                                                SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                                   (Unaudited)
ASSETS
      Cash and cash equivalents                                                   $  6,236,000               $ 12,679,000
      Fixed income securities available-for-sale, at fair value (Note 3)           730,002,000                829,712,000
      Equity securities available-for-sale, at fair value (Note 3)                  20,254,000                 16,422,000
      Accrued interest receivable                                                    5,851,000                  5,151,000
      Principal payments receivable                                                  3,827,000                    937,000
      Receivable for unsettled securities                                               63,000                          -
      Other assets                                                                     408,000                    577,000

                                                                                  ------------               ------------
                                                                                  $766,641,000               $865,478,000
                                                                                  ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities

      Reverse repurchase agreements (Note 5)                                      $699,647,000               $767,908,000
      Payable for unsettled securities                                                  16,000                    838,000
      Unrealized loss on forwards (Note 11)                                            869,000                          -
      Accrued interest payable                                                       2,473,000                  6,173,000
      Dividend payable                                                               2,724,000                  1,777,000
      Accrued expenses and other liabilities                                           831,000                    752,000
                                                                                  ------------               ------------
                                                                                   706,560,000                777,448,000
                                                                                  ------------               ------------

   Commitments and contingencies (Note 10)

   Stockholders' Equity

      Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized;
         no shares outstanding

      Common Stock, par value $0.01 per share; 100,000,000 shares
         authorized; 6,700,100 shares outstanding (Notes 8 and 9)                       67,000                     67,000
      Additional paid-in-capital                                                    93,194,000                 92,978,000
      Accumulated other comprehensive income (loss)                                (22,796,000)                 6,689,000
      Retained Earnings (Deficit)                                                      185,000                 (1,135,000)
      Treasury stock, at cost (947,100 shares) (Note 7)                            (10,569,000)               (10,569,000)

                                                                                  ------------               ------------
                                                                                    60,081,000                 88,030,000
                                                                                  ------------               ------------
                                                                                  $766,641,000               $865,478,000
                                                                                  ============               ============

     See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                        Nine Months Ended
                                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                                              1999               1998                  1999               1998
Interest Income:
     Fixed income securities                              $13,045,000       $13,469,000            $39,913,000       $27,418,000
     Cash and cash equivalents                                 79,000           173,000                229,000           629,000
                                                          -----------       -----------            -----------       -----------
                                                           13,124,000        13,642,000             40,142,000        28,047,000

INTEREST EXPENSE                                           10,231,000        11,271,000             32,251,000        24,281,000
                                                          -----------       -----------            -----------       -----------
NET INTEREST INCOME                                         2,893,000         2,371,000              7,891,000         3,766,000
                                                          -----------       -----------            -----------       -----------

NET GAIN ON INVESTMENT TRANSACTIONS                           437,000             7,000              1,714,000           476,000

DIVIDEND INCOME                                               503,000           186,000              1,899,000           186,000

GENERAL AND ADMINISTRATIVE EXPENSES:

     Management fee (Note 8)                                  158,000           156,000                472,000           490,000
     Incentive fee (Note 8)                                   480,000           197,000              1,498,000           197,000
     Audit and tax fees                                        19,000            11,000                 50,000            34,000
     Insurance expense                                         67,000            67,000                200,000           200,000
     Directors' fees                                           15,000            15,000                 45,000            55,000
     Stock option expense                                      71,000            28,000                217,000            84,000
     Other                                                     58,000            98,000                240,000           202,000
                                                          -----------       -----------            -----------       -----------
                                                              868,000           572,000              2,722,000         1,262,000
                                                          -----------       -----------            -----------       -----------

NET INCOME                                                $ 2,965,000       $ 1,992,000            $ 8,782,000       $ 3,166,000
                                                          ===========       ===========            ===========       ===========


Net Income Per Share:

     Basic                                                $      0.52       $      0.33            $      1.53       $      0.50
                                                          ===========       ===========            ===========       ===========
     Diluted                                              $      0.51       $      0.33            $      1.52       $      0.50
                                                          ===========       ===========            ===========       ===========

Weighted Average Number of Shares Outstanding:

     Basic                                                  5,753,000         6,022,000              5,753,000         6,334,000
                                                          ===========       ===========            ===========       ===========
     Diluted                                                5,784,000         6,022,000              5,782,000         6,334,000
                                                          ===========       ===========            ===========       ===========

Dividends Declared Per Share                              $      0.46       $      0.27            $      1.26       $      0.77
                                                          ===========       ===========            ===========       ===========

                           APEX MORTGAGE CAPITAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         PERIOD ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


                                                                                             Acccumulated
                                             Common Stock                Additional             Other
                                    -------------------------------       Paid-in           Comprehensive
                                        Shares          Amount           Capital              Income
                                    ---------------  --------------  ------------------  -------------------
Balance, December 31, 1998               6,700,100         $67,000         $92,978,000           $6,689,000

Repurchases of common stock                    -                 -                   -                    -

Issuance of stock options

    to non-employees (Note 9)                  -                 -              74,000                    -

Net income                                     -                 -                   -                    -

Other comprehensive income:
    Net unrealized (loss) on
    investments available-
    for-sale                                   -                 -                   -           (2,861,000)




Comprehensive income                           -                 -                   -                    -



Dividends declared                             -                 -                   -                    -


                                         ---------         -------         -----------         ------------
Balance, March 31, 1999                  6,700,100         $67,000         $93,052,000         $  3,828,000

Repurchases of common stock                    -                 -                   -                    -

Issuance of stock options
    to non-employees (Note 9)                  -                 -              71,000                    -

Net income                                     -                 -                   -                    -

Other comprehensive income:
    Net unrealized (loss) on
    investments available-
    for-sale                                   -                 -                   -          (13,036,000)



Comprehensive income (loss)                    -                 -                   -                    -


Dividends declared                             -                 -                   -                    -

                                         ---------         -------         -----------         ------------
Balance, June 30, 1999                   6,700,100         $67,000         $93,123,000          ($9,208,000)

Repurchases of common stock

Issuance of stock options
    to non-employees (Note 9)                                                   71,000

Net income

Other comprehensive income:
    Net unrealized (loss) on
    investments available-
    for-sale                                                                                    (13,588,000)



Comprehensive income (loss)


Dividends declared

                                         ---------         -------         -----------         ------------
Balance, September 30, 1999              6,700,100         $67,000         $93,194,000         ($22,796,000)
                                         =========         =======         ===========         ============





                                          Retained                                 Treasury
                                          Earnings           Comprehensive          Stock,
                                          (Deficit)             Income             At Cost           Total
                                         ---------           -------------        -----------       -------
Balance, December 31, 1998              ($1,135,000)                            ($10,569,000)      $88,030,000

Repurchases of common stock                       -                    -                   -                 -

Issuance of stock options
     to non-employees (Note 9)                    -                    -                   -            74,000

Net income                                2,962,000            2,962,000                   -         2,962,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-
     for-sale                                     -           (2,861,000)                  -        (2,861,000)


                                                            ------------
Comprehensive income                                           $ 101,000
                                                            ============

Dividends declared                       (2,250,000)                                       -        (2,250,000)

                                        -----------                             ------------       -----------
Balance, March 31, 1999                   ($423,000)                            ($10,569,000)      $85,955,000

Repurchases of common stock                       -                    -                   -                 -

Issuance of stock options
     to non-employees (Note 9)                    -                    -                   -            71,000

Net income                                2,854,000            2,854,000                   -         2,854,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-
     for-sale                                     -          (13,036,000)                  -       (13,036,000)


                                                           -------------
Comprehensive income (loss)                                 $(10,182,000)
                                                           =============

Dividends declared                       (2,487,000)                                       -        (2,487,000)

                                       ------------                             ------------  ----------------
Balance, June 30, 1999                     ($56,000)                            ($10,569,000)      $73,357,000

Repurchases of common stock                                                                                  -

Issuance of stock options                                                                                    -
     to non-employees (Note 9)                                                                          71,000

Net income                                2,965,000            2,965,000                             2,965,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-
     for-sale                                                (13,588,000)                          (13,588,000)


                                                            ------------
Comprehensive income (loss)                                 $(10,623,000)                                    -
                                                            ============

Dividends declared                       (2,724,000)                                                (2,724,000)

                                        -----------                             ------------       -----------
Balance, September 30, 1999                $185,000                             ($10,569,000)      $60,081,000
                                        ===========                             ============       ===========

                                                   APEX MORTGAGE CAPITAL, INC.

                                                    STATEMENT OF CASH FLOWS
                                                          (Unaudited)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      1999         1998                1999            1998
OPERATING ACTIVITIES:
  Net Income                                                    $  2,965,000     $   1,992,000     $  8,782,000    $   3,166,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:

        Amortization                                                 (52,000)          413,000          394,000        3,148,000
        Net gain on sale of securities                              (437,000)           (7,000)      (1,714,000)        (476,000)
        Change in assets and liabilities:
         Accrued interest receivable                                (116,000)          123,000         (700,000)      (3,910,000)
         Other assets                                                390,000           100,000          169,000          200,000
         Accrued interest payable                                   (210,000)         (774,000)      (3,700,000)       3,014,000
         Accrued expenses and other liabilities                       57,000          (668,000)          79,000       (1,011,000)
                                                                ------------     -------------     ------------    -------------
         Net cash provided by operating activities                 2,597,000         1,179,000        3,310,000        4,131,000
                                                                ------------     -------------     ------------    -------------
INVESTING ACTIVITIES:

  Purchase of equity securities                                   (5,089,000)       (9,980,000)     (12,630,000)      (9,980,000)
  Purchase of interest rate caps                                           -                 -                -          (80,000)
  Purchase of fixed income securities                             (1,410,000)     (198,034,000)    (117,141,000)  (1,464,500,000)
  Proceeds from sales of equity securities                         2,494,000                 -        6,870,000                -
  Proceeds from sales of fixed income securities                     172,000        80,199,000       40,578,000      541,801,000
  Principal payments on fixed income securities                   35,951,000        39,643,000      147,322,000      219,813,000
                                                                ------------     -------------     ------------    -------------
         Net cash provided by (used in) investing activities      32,118,000       (88,172,000)      64,999,000     (712,946,000)
                                                                ------------     -------------     ------------    -------------
FINANCING ACTIVITIES:

  Net proceeds from reverse repurchase agreements                (37,021,000)       57,928,000      (68,261,000)     723,862,000
  Dividend distributions                                          (2,487,000)       (1,560,000)      (6,491,000)      (3,454,000)
  Purchase of treasury stock                                               -        (2,672,000)               -       (9,108,000)
                                                                ------------     -------------     ------------    -------------
         Net cash (used in) provided by financing activities     (39,508,000)       53,696,000      (74,752,000)     711,300,000
                                                                ------------     -------------     ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (4,793,000)      (33,297,000)      (6,443,000)       2,485,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  11,029,000        38,867,000       12,679,000        3,085,000
                                                                ------------     -------------     ------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  6,236,000     $   5,570,000     $  6,236,000    $   5,570,000
                                                                ============     =============     ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                        $ 10,474,000     $  12,001,000     $ 35,908,000    $  21,194,000
                                                                ============     =============     ============    =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net unrealized gain (loss) on mortgage-backed
      securities available-for-sale                             $(13,588,000)    $  10,603,000     $(29,485,000)   $  11,859,000
                                                                ============     =============     ============    =============
  Securities sold, not yet settled                              $   (484,000)    $ (56,593,000)        $ 63,000    $           0
                                                                ============     =============     ============    =============
  Principal payments, not yet received                          $    463,000     $    (799,000)    $  2,890,000    $     158,000
                                                                ============     =============     ============    =============
  Securities purchased, not yet settled                         $     16,000     $(120,720,000)    $  (822,000)    $ (88,498,000)
                                                                ============     =============     ===========     =============
  Dividends declared, not yet paid                              $ (2,724,000)    $  (1,601,000)    $(2,724,000)    $  (1,601,000)
                                                                ============     =============     ===========     =============

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

         The Company also enters into forward contracts to sell U.S. Treasury notes in order to mitigate the negative impact of rising interest rates on the fair value of its fixed income securities available-for-sale. Unrealized gains are shown as an asset on the balance sheet as deferred hedging income. Unrealized losses are shown as a liability on the balance sheet as deferred hedging expense. All changes in the fair value of the forward contracts are included in other comprehensive income in the Statement of Stockholders' Equity. Realized gains or losses on the termination of the contracts are recorded as a deferred asset or liability on the balance sheet and are amortized over the remaining life of the fixed income securities being hedged as an adjustment to interest income in the Statement of Operations.

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

  RECENTLY ISSUED ACCOUNTING STANDARDS

         During the nine months ended September 30, 1999, the Company wrote off $64,000 of unamortized organizational costs in accordance with the adoption of Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-Up Activities."

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

NOTE 3 - FIXED INCOME SECURITIES AND EQUITY SECURITIES

         At September 30, 1999, fixed income securities consisted of the following:


                                             Adjustable Rate          Fixed Rate          Other Fixed
        (in thousands)                              Mortgage            Mortgage              Income
                                                  Securities          Securities           Securities           Total
                                            ---------------------------------------------------------------------------
        Principal Amount                             $34,362            $706,455             $10,400           $751,217
        Unamortized Premium (Discount)                   596               1,838              (3,062)             (628)
                                            ---------------------------------------------------------------------------
        Amortized Cost                                34,958             708,293               7,338            750,589
        Unrealized Gains                                  33                  23                   0                 56
        Unrealized Losses                               (297)            (19,645)               (701)           (20,643)
                                            ---------------------------------------------------------------------------
        Fair Value                                   $34,694            $688,671             $ 6,637           $730,002
                                            ---------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------


         At December 31, 1998, fixed income securities consisted of the following:


                                             Adjustable Rate          Fixed Rate         Other Fixed
        (in thousands)                              Mortgage            Mortgage              Income
                                                  Securities          Securities          Securities           Total
                                            ---------------------------------------------------------------------------
        Principal Amount                             $61,590            $758,110             $ 5,400           $825,100
        Unamortized Premium (Discount)                   772                 800              (1,380)               192
                                            ---------------------------------------------------------------------------
        Amortized Cost                                62,362             758,910               4,020            825,292
        Unrealized Gains                                  86               4,762                   0              4,848
        Unrealized Losses                               (110)                (15)               (303)              (428)
                                            ---------------------------------------------------------------------------
        Fair Value                                   $62,338            $763,657             $ 3,717           $829,712
                                            ---------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------

         The contractual final maturity of the mortgage loans supporting the mortgage securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         A portion of the other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at September 30, 1999 and December 31, 1998 were approximately 3.3 and 4.0 years, respectively. The remaining portion has a fixed remaining maturity of approximately 2.8 years as of September 30, 1999.

         The adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage security's interest rate can change during any given period and over the life of the asset. At September 30, 1999 and December 31, 1998, the average periodic cap on the adjustable rate mortgage securities was 2.0% per annum and the average lifetime cap was equal to 11.3%.

         There were no sales of mortgage securities during the quarter ended September 30, 1999. During the quarter ended September 30, 1998, the Company realized $104,000 in gains on the sale of $79,300,000 mortgage securities which were classified as available-for-sale.

         At September 30, 1999 and December 31, 1998, equity securities consisted of the following:



        (in thousands)
                                    September 30, 1999      December 31, 1998
                                  -------------------------------------------
        Cost Basis                           $21,594                $14,154
        Unrealized Gains                       1,965                  2,268
        Unrealized Losses                     (3,305)                    (0)
                                  -------------------------------------------
        Fair Value                           $20,254                $16,422
                                  -------------------------------------------
                                  -------------------------------------------

         During the quarter ended September 30, 1999, the Company realized $421,000 in gains on the sale of $2,494,000 of equity securities that were classified as available-for-sale.

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

         The terms of outstanding interest rate cap agreements are as follows:


                                  At September 30, 1999    At December 31, 1998
                                  ---------------------------------------------
           Notional Amount                                   $900,000,000
           Average Contract Rate          -                     10.4%
           Average Final Maturity         -                January 24, 2002


         Under these agreements, the Company received cash payments to the extent of the excess of the three month London Interbank Offered Rate ("LIBOR") over the agreements' contract rate times the notional amount. During the quarter ended September 30, 1999, interest rate caps with a notional amount of $900,000,000 were sold resulting in a realized gain of $172,000 which is included in Net Gain on Investment Transactions in the Statement of Operations.

         During the quarter ended September 30, 1999, the expiration of put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000 resulted in a realized loss of $156,000 which is included in Net Gain on Investment Transactions in the Statement of Operations.

NOTE 5 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its fixed income securities. These agreements are secured by a portion of the Company's fixed income securities and bear interest rates that have historically moved in close relationship to LIBOR.

         At September 30, 1999, the Company had outstanding $699,647,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.41% and a maturity of 1.9 months. The reverse repurchase agreements were collateralized by mortgage related securities with an estimated fair value of $739,986,000.

         At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by fixed income securities with an estimated fair value of $800,260,000.

         For the quarter ended September 30, 1999, the average reverse repurchase agreement balance was $715,263,000 with a weighted average interest cost of 5.18%. The maximum reverse repurchase agreement balance outstanding during the quarter ended September 30, 1999 was $736,668,000.

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


                                               At September 30, 1999                  At December 31, 1998

                                                   Amortized                             Amortized
                                                        Cost   Fair Value                     Cost      Fair Value
                                             ------------------------------        ---------------------------------
        Mortgage related securities                 $743,251     $723,365                 $821,272        $825,995
        Equity securities                             21,594       20,254                   14,154          16,422
        Other fixed income securities                  7,338        6,637                    4,020           3,717
        Interest rate swaps                                -        1,146                        -          (9,994)
        Forward contracts                                  -         (869)                       -               -


         The Company bases its fair value estimates for fixed income securities, equity securities, interest rate swaps, and forward contracts primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 7 - STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At September 30, 1999 and December 31, 1998, the Company was authorized to repurchase an additional 552,900 shares of the Company's common stock pursuant to the repurchase program.

         At September 30, 1999 and December 31, 1998, the Company held 947,100 shares of treasury stock. During the quarter ended September 30, 1999, the Company did not repurchase any treasury shares, however, for the quarter ended September 30, 1998, the Company repurchased 247,500 shares which are held at cost in the financial statements herein.

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

         The Company paid the Manager $158,000 and $156,000 in base management compensation during the quarters ended September 30, 1999 and September 30, 1998, respectively.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year U.S. Treasury rate plus 1% as further defined in the Management Agreement.

         The Company accrued $480,000 and $197,000 for incentive compensation to the Manager for the quarters ended September 30, 1999 and September 30, 1998, respectively.

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

         The Company recognized stock option expenses relating to these options of $71,000 and $28,000 during the quarters ended September 30, 1999 and September 30, 1998, respectively.

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                                            Quarter Ended            Quarter Ended
                                                                         September 30, 1999       September 30, 1998
                                                                      -----------------------   -----------------------
        Net income - as reported                                             $2,965,000                $1,992,000
        Net income - pro forma                                                2,840,000                 1,951,000

        Basic and diluted earnings per share - as reported                        $0.52                     $0.33
        Basic and diluted earnings per share - pro forma                          $0.49                     $0.32

         Information regarding stock option activity during the nine months ended September 30, 1999 is as follows:


                                                                                                   Weighted Average
                                                                                      Shares         Exercise Price
                                                                             ---------------------------------------
        Options Granted Prior to December 31, 1998                                    570,000             $13.62
        Exercised                                                                        -                  -
        Expired                                                                          -                  -
                                                                             ---------------------------------------
        Options Outstanding at September 30, 1999                                     570,000             $13.62
                                                                             ---------------------------------------
                                                                             ---------------------------------------

NOTE 10 - CONTRACTUAL COMMITMENTS

         At September 30, 1999 the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


                                                                                              Average         Unrealized
            Current                                       Average                           Termination     Gains (Losses)
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date             (000)
------------------------------------------------------------------------------------------------------------------------------
          $410,552             Interest Rate Swap         5.869%           1Mo LIBOR         8/9/2001           $1,146

         At December 31, 1998 the Company entered into interest rate swap agreement as follows:


                                                                                              Average         Unrealized
            Current                                       Average                           Termination     Gains (Losses)
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date             (000)
-------------------------------------------------------------------------------------------------------------------------------
          $703,590             Interest Rate Swap         5.850%           1Mo LIBOR         2/16/2001           $(9,994)

         The Company paid $736,000 and $146,000 to the swap counter-parties during the quarters ended September 30, 1999 and September 30, 1998, respectively, which is included in interest expense in the statement of operations.

         During the quarter ended September 30, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000, which will be amortized over the remaining life of the original swap agreements. The deferred loss is included in Accrued Expenses and Other Liabilities on the Balance Sheet and the amortization expense is included in Interest Expense on the Statement of Operations. During the quarter ended September 30, 1999, $17,000 of the deferred loss was amortized.

         The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At September 30, 1999 and December 31, 1998, the Company had securities with a fair market value of $2,975,000 and $17,327,000, respectively, on deposit with its counter-parties. If unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

NOTE 11 - FORWARD CONTRACTS

       At September 30, 1999, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                                                    Average          Unrealized       Average Maturity
            Current                                               Termination      Gains (Losses)      of Underlying
     Notional Amount (000)      Type (Underlying Security)           Date               (000)            Securities
--------------------------------------------------------------------------------------------------------------------------
        $235,000              Forward Sale-(US Treasury Notes)      11/12/99           $(869)           3.35 Years



       The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market value approximately equal to the notional amounts shown above.

NOTE 12 - ACQUISITION PROPOSAL

On September 7, 1999, the Company submitted an offer to acquire Impac Commercial Holdings, Inc. ("ICH") in a tax free merger by exchanging 0.60328 shares of its common stock for each outstanding ICH share. By letter dated October 26, 1999, the ICH Board of Directors rejected the Company's offer. The offer by the Company to acquire ICH is still outstanding and the Company is currently evaluating its options regarding the offer.

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

     The goal of the Company is to be an efficient investor in mortgage assets. The Company generally acquires mortgage assets primarily in the secondary mortgage market through the operational experience and market relationships of TCW Investment Management Company and its affiliates.

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

                               FINANCIAL CONDITION

FIXED INCOME SECURITIES

         At September 30, 1999, the Company held $730,002,000 of Fixed Income Securities as compared to $829,712,000 at December 31, 1998. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):


                                               September 30, 1999                  December 31, 1998
                                      --------------------------------------------------------------------
                                           Carrying       Percent of          Carrying        Percent of
   Fixed Income Securities                    Value        Portfolio           Value          Portfolio
 ---------------------------------------------------------------------------------------------------------
   Mortgage Securities:
      Adjustable Rate (1)                  $ 34,694             4.8%         $ 62,338              7.5%
      Fixed Rate                            688,671            94.3%          763,657             92.0%
   Other Fixed Income Securities              6,637             0.9%            3,717              0.5%
                                           --------          ------          --------           ------
        Totals                             $730,002           100.0%         $829,712            100.0%
                                           --------          ------          --------           ------
                                           --------          ------          --------           ------

          (1) At September 30, 1999 and December 31, 1998, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at September 30, 1999 (dollars in thousands):


                                                           Percent of                                          Weighted
                                                            Total Par       Amortized    Market      Current    Average
Security Type                                Par Amount      Amount        Cost Basis    Price       Coupon     Life (1)
------------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs                 $202,314        26.9%        100.40%    98.15%       6.50%       5.1
20 Year Agency Pass-throughs                      256,899        34.2%        100.46%    96.92%       6.50%       6.6
30 Year Agency Pass-throughs                       32,531         4.3%        101.40%    97.32%       7.00%       7.9
AAA CMOs                                          214,712        28.6%         99.72%    97.60%       6.85%       7.9
                                                 --------        ----         ------    ------       -----        ---
Total Fixed Rate Holdings                        $706,455        94.0%        100.26%    97.50%       6.63%       6.6

Other Fixed Income Securities                      10,400         1.4%         70.56%    64.89%      14.56%       3.0
Adjustable Rate Holdings                           34,362         4.6%        101.73%   100.97%       6.49%       1.0
                                                 --------        ----         ------    ------       -----        ---

Total Portfolio                                  $751,217       100.0%        100.07%    97.37%       6.70%       6.3
                                                 --------        ----         ------    ------       -----        ---
                                                 --------        ----         ------    ------       -----        ---

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 1998 (dollars in thousands):


                                                              Percent of                                        Weighted
                                                              Total Par    Amortized    Market      Current     Average
Security Type                                  Par Amount      Amount      Cost Basis   Price       Coupon      Life (1)
--------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs                 $253,581        33.4%        100.42%   101.23%      6.50%        3.7
20 Year Agency Pass-throughs                      209,566        27.6%        100.45%   101.06%      6.50%        6.1
30 Year Agency Pass-throughs                        8,076         1.1%        102.19%   101.99%      7.50%        3.2
AAA CMOs                                          286,887        37.8%         99.52%   100.01%      6.82%        2.7
                                                 --------       -----         ------    ------       ----         ---
Total Fixed Rate Holdings                        $758,110        91.9%        100.11%   100.73%      6.63%        3.9

Other Fixed Income Securities                       5,400         0.7%         74.43%    72.24%      21.83%       4.0
Adjustable Rate Holdings                           61,590         7.5%        101.25%   101.21%      6.79%        1.0
                                                 --------       -----         ------    ------       ----         ---

Total Portfolio                                  $825,100       100.0%        100.02%   100.58%      6.74%        3.7
                                                 --------       -----         ------    ------       ----         ---
                                                 --------       -----         ------    ------       ----         ---


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

EQUITY SECURITIES

     At September 30, 1999, the Company held $20,254,000 of equity securities compared to $16,422,000 at December 31, 1998. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

     The Company's investments in other real estate investment trusts consist of publicly traded preferred and common stock securities issued by companies involved in the mortgage finance industry. The Company generally expects to receive dividend income on the majority of these investments.

HEDGING RELATED TRANSACTIONS

     The Company utilizes interest rate caps, swaps and similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its mortgage assets during a period of rising interest rates. The Company is currently utilizing interest rate swap agreements.

     Interest rate cap agreements consisted of LIBOR based agreements as follows:

                              At September 30, 1999       At December 31, 1998
                         -------------------------------------------------------

Notional Amount                           -                     $900,000,000
Average Contract Rate                     -                         10.4%
Average Final Maturity                    -                   January 24, 2002

     Under these agreements, the Company received cash payments to the extent of the excess of three-month LIBOR over the agreements' contract rate times the notional amount. During the quarter ended September 30, 1999, the sale of interest rate caps with a notional amount of $900,000,000 resulted in a realized gain of $172,000 which is included in Net Gain on Investment Transactions in the Statement of Operations.

     During the quarter ended September 30, 1999, the expiration of put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000 resulted in a realized loss of $156,000 which is included in Net Gain on Investment Transactions in the Statement of Operations.

     At September 30, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


                                                                                              Average         Unrealized
            Current                                       Average                           Termination     Gains (Losses)
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date             (000)
----------------------------------------------------------------------------------------------------------------------------
          $410,552             Interest Rate Swap         5.869%           1Mo LIBOR         8/9/2001               $1,146


     The weighted average life of the agreements at September 30, 1999 was 1.8 years. During the quarter ended September 30, 1999, the sale of interest rate swaps with a combined notional amount of $255,530,000 resulted in a net deferred loss of $66,000 which is amortized over the remaining life of the original swap agreements. The deferred loss is included in Accrued Expenses and Other Liabilities in the Balance Sheet while the monthly amortization is included in Interest Expense in the Statement of Operations. During the quarter ended September 30, 1999, $17,000 of the deferred loss was amortized.

     At December 31, 1998, the Company had entered into interest rate swap agreements with the total current notional amount as stated below.


                                                                                              Average         Unrealized
            Current                                       Average                           Termination     Gains (Losses)
     Notional Amount (000)            Type              Fixed Rate       Floating Rate         Date             (000)
----------------------------------------------------------------------------------------------------------------------------
          $703,590            Interest Rate Swap         5.850%           1Mo LIBOR         2/16/2001              $(9,994)


     The weighted average life of the agreements at December 31, 1998 was 1.9 years.

     The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At September 30, 1999 the Company had securities with a fair market value of $2,975,000 on deposit with its counter-parties. If the unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral.

At September 30, 1999, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                                                         Fair value of        Average         Unrealized
            Current                                      Average           contracts        Termination     Gains (Losses)
     Notional Amount (000)            Type            Contract Price         (000)             Date             (000)
---------------------------------------------------------------------------------------------------------------------------
           $235,000               Forward Sale            99.711            233,929           11/12/99            $(869)


     The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market value approximately equal to the notional amounts shown above.

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

     At September 30, 1999, the Company had outstanding $699,647,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.41% and a maturity of 1.9 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $739,986,000.

       At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $800,260,000.

     The Company had $6,913,000 and $9,540,000 of other liabilities at September 30, 1999 and December 31, 1998, respectively, consisting primarily of accrued interest payable and payables for unsettled securities at September 30, 1999 and December 31, 1998, respectively. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

     For the quarter ended September 30, 1999, the Company's net income was $2,965,000, or $0.52 per share on a basic basis and $0.51 on a diluted basis, based on a weighted average of 5,753,000 and 5,784,000 shares outstanding, respectively. That compares to $1,992,000, or $0.33 per share on both a basic and diluted basis, based on a weighted average of 6,022,000 shares outstanding for the quarter ending September 30, 1998. Net interest income for the third quarter 1999 was $2,893,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $2,371,000 for the third quarter in 1998. The Company reported dividend income of $503,000 from dividends on equity investments for the quarter ended September 30, 1999. The Company reported dividend income of $186,000 from dividends on equity investments for the quarter ended September 30, 1998. The Company reported gains on investment transactions, net of $437,000 primarily from the sale of equity securities during the quarter ending September 30, 1999. The Company realized a net gain of $104,000 on the sale mortgage-backed securities, which was offset by a charge of $97,000 to write-off the interest rate cap agreements for the quarter ending September 30, 1998. The Company incurred operating expenses of $868,000 for the quarter ending September 30, 1999 consisting of management fees, audit, tax, legal, printing, insurance and other expenses compared to $572,000 for the quarter ending September 30, 1998.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)


                                                   For the Quarter Ended             For the Quarter Ended
                                                     September 30, 1999                September 30, 1998

                                                  Average         Effective          Average         Effective
                                                  Balance           Rate             Balance           Rate
                                                 ----------       ----------       -----------      -----------
Interest Earning Assets:
     Mortgage Securities                           $754,167            6.77%          $830,079          6.49%
     Other Fixed Income Assets                        6,458           17.62%                 -              -
     Cash and Cash Equivalents                        7,128            4.43%            13,185          5.25%
                                                 ----------       ----------       -----------      -----------
     Total Interest Earning Assets                  767,753            6.84%           843,264          6.47%
                                                 ----------       ----------       -----------      -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  715,263            5.72%           774,420          5.82%

                                                 ----------       ----------       -----------      -----------
Net Interest Earning Assets and Spread              $52,490            1.12%           $68,844          0.65%
                                                 ----------       ----------       -----------      -----------
                                                 ----------       ----------       -----------      -----------


     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)


                                                   For the Quarter Ended             For the Quarter Ended
                                                     September 30, 1999                September 30, 1998

                                                                  Effective                        Effective
                                                  Average         Dividend           Average       Dividend
                                                  Balance           Yield            Balance         Yield
                                                  -------         --------           -------       --------
     Equity securities                            $19,618           10.26%            $3,343         16.73%


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     For the nine months ended September 30, 1999, the Company's net income was $8,782,000, or $1.53 per share on a basic and $1.52 per share on a diluted basis, based on a weighted average of 5,753,000 and 5,782,000 shares outstanding, respectively. That compares to $3,166,000, or $0.50 per share on both a basic and diluted basis, based on a weighted average of 6,334,000 shares outstanding for the nine months ending September 30, 1998. Net interest income for the nine months ended 1999 was $7,891,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $3,766,000 for the nine months in 1998. The Company reported dividend income of $1,899,000 from dividends on equity investments for the nine months ended September 30, 1999. The Company reported dividend income of $186,000 from dividends on equity investments for the nine months ended September 30, 1998. The Company reported gains on investment transactions, net of $1,714,000 primarily from the sale of mortgage securities and equity securities during the nine months ending September 30, 1999. For the nine months ended September 30, 1998 the Company reported gains on investment transactions, net of $686,000 which was offset by a charge of $210,000 to write off the interest rate cap agreements. The Company incurred operating expenses of $2,722,000 for the nine months ending September 30, 1999 consisting of management fees, audit, tax, legal, printing, insurance and other expenses compared to $1,262,000 for the nine months ending September 30, 1998.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)


                                                 For the Nine months Ended         For the Nine months Ended
                                                     September 30, 1999                September 30, 1998

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                 ----------      -----------        ----------     -----------
Interest Earning Assets:
     Mortgage Securities                           $786,934            6.67%          $621,082          5.89%
     Other Fixed Income Assets                        5,339           14.24%                 0             0%
     Cash and Cash Equivalents                        6,365            4.80%            16,306          5.14%
                                                 ----------      -----------        ----------     -----------
     Total Interest Earning Assets                  798,638            6.70%           637,388          5.87%
                                                 ----------      -----------        ----------     -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  748,533            5.74%           568,630          5.69%

                                                 ----------      -----------        ----------     -----------
Net Interest Earning Assets and Spread              $50,105            0.96%           $68,758          0.18%
                                                 ----------      -----------        ----------     -----------


     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)


                                                 For the Nine months Ended         For the Nine months Ended
                                                     September 30, 1999                September 30, 1998

                                                                  Effective                        Effective
                                                  Average         Dividend           Average       Dividend
                                                  Balance           Yield            Balance         Yield
                                                 ---------        ---------         ---------      ----------
     Equity securities                            $18,375           13.78%            $3,343         16.73%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of September 30, 1999 and December 31, 1998, consisted of reverse repurchase agreements totaling $699,647,000 and $767,908,000, respectively. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At September 30, 1999 and December 31, 1998, the Company had borrowing arrangements with more than twenty different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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


--------------------------------------------------------------------------------------------------------
                                                                 Fair Value for Scenario Shown
                                                            Interest                       Interest
                                                           Rates Fall                     Rates Rise
                                                           100 Basis                       100 Basis
                                                             Points        Unchanged        Points
--------------------------------------------------------------------------------------------------------
Interest Rate Sensitive Instruments                             $38,858         $30,632       $  15,020

Change in Fair Value                                             $8,226              --       $ (15,612)
Change as a Percent of Stockholders' Equity                      13.69%              --          (25.98)%
Change on a Per Share Basis                                       $1.43              --       $   (2.71)


     It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond one hundred basis points from current levels. Therefore, the volatility in fair value for the Company could increase significantly when interest rates change beyond one hundred basis points. In addition, there are other factors that impact the fair value of the Company's interest rate sensitive investments and hedging instruments such as the shape of the yield curve, market expectations as to future interest rate changes, the spread between mortgage rates and U.S. Treasury rates and other market conditions. Accordingly, there may be differences between the fair value changes shown above and actual changes in fair value as interest rates change and those differences may be material.

     The Company has established an interest rate risk management policy that is intended to mitigate the negative impact of changing interest rates. The Company generally intends to mitigate interest rate risk by targeting the difference between the market weighted average duration on its mortgage related assets funded with secured borrowings to the market weighted average duration of such borrowings to one year or less, taking into account all hedging transactions. The Company generally does not intend to have any specific duration target for the portion its mortgage related assets that are not funded by secured borrowings.

     There can be no assurance that the Company will be able to limit such duration differences and there may be periods of time when the duration difference will be greater than one year.

     During the quarter ended September 30, 1999 a general increase in interest rates and a widening of the spread between mortgage rates and U.S. Treasury rates caused the market weighted average duration of the Company's mortgage related assets to extend beyond the original market weighted average duration at the time the assets were purchased. While the Company has taken steps to extend the duration of its borrowings through various hedging strategies, the market weighted average duration of the Company's borrowings has not been extended as much as the extension experienced on the mortgage related assets. This has caused the difference between the market weighted average duration on the mortgage related assets and the related borrowings to exceed the Company's one year target. At September 30, 1999, this difference was approximately 1.5 years. A duration difference of over one year is generally expected to increase the fair value volatility of the Company's interest rate sensitive investments. This increase in volatility could be material and could negatively impact the value of the Company's investments.

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

---------------------------------------------------------------------------------------------------------
                                                               Fair Value for Scenario Shown
                                                           Prices                          Prices
                                                        Decrease 10%     Unchanged      Increase 10%
---------------------------------------------------------------------------------------------------------
Equity Investments                                           $18,229         $20,254         $22,279

Change in Fair Value                                          (2,025)             --           2,025
Change as a Percent of Fair Value                                (10)%            --              10%
Change as a Percent of Stockholders' Equity                     (3.4)%            --             3.4%
Change on a Per Share Basis                                    (0.35)             --            0.35


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

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  EXHIBITS

The following exhibits are part of this quarterly report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.


Exhibit No.                Description
-----------                -----------------------------------------------------
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

                           Apex Mortgage Capital, Inc.

Dated:   November 12, 1999

                      By:      /s/ Philip A. Barach
                               ----------------------------------
                               Philip A. Barach
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                      By:      /s/ Daniel K. Osborne
                               ----------------------------------
                               Daniel K. Osborne
                               Executive Vice President
                               Chief Operating Officer
                               Chief Financial Officer
                               (Principal Accounting Officer)