Form 10-K405
period 1999-12-31
APEX MORTGAGE CAPITAL INC
filed 2000-03-30
CIK 1045956

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(MARK ONE)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

         TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------- ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 10, 2000, the aggregate market value of the voting stock held by non-affiliates was $53,709,752 based on the closing price of the Common Stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 10, 2000: 5,753,000

DOCUMENTS INCORPORATED BY REFERENCE:
       Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1999, are incorporated by reference into Part III.

================================================================================

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

                           APEX MORTGAGE CAPITAL, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
ITEM 1.     BUSINESS                                                           4

ITEM 2.     PROPERTIES                                                        21

ITEM 3.     LEGAL PROCEEDINGS                                                 21

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               21

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                             21

ITEM 6.     SELECTED FINANCIAL DATA                                           23

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             23

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK                                                            31

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       34

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                             34

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                34

ITEM 11.    EXECUTIVE COMPENSATION                                            34

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                      34

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    34

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K                                                     35

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

     The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the "Manager"), subject to the direction and oversight of the Company's Board of Directors. A majority of the Board of Directors are unaffiliated with The TCW Group, Inc. ("TCW" and, together with its subsidiaries and Affiliates, the "TCW Group") or the Manager. The Manager is a wholly-owned subsidiary of TCW. The Manager was established in 1992 and the TCW Group began operations in 1971 through one of its affiliates. The Company's investment management team are selected members of the TCW Group's Mortgage-Backed Securities Group (the "MBS Group"), all of whom have over twelve years of experience in raising and managing mortgage capital. The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager's current business operations, among other reasons. The Manager's key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of Mortgage Related Assets.

                                  RECENT EVENTS

     ADOPTION OF SHAREHOLDER RIGHTS PLAN. On June 30, 1999, the Board of Directors of Apex Mortgage Capital, Inc. (the "Company") declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on July 30, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a Purchase Price of $50.00, subject to adjustment. The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the "Rights Agreement") between the Company and The Bank of New York, as Rights Agent.

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

     ACQUISITION ACTIVITY. On September 8, 1999, the Company submitted an offer to acquire Impac Commercial Holdings, Inc. ("ICH") in a tax-free merger by exchanging 0.60328 shares of its common stock for each ICH share outstanding. By letter dated October 26, 1999, the ICH board of Directors rejected the Company's offer. The offer by the Company to acquire ICH is still outstanding. However, an acquisition of ICH by the Company appears unlikely at this time.

     DIVIDEND DECLARATION. On March 21, 2000, the Company's Board of Directors declared a dividend distribution of $0.46 per share. The dividend is payable on April 21, 2000, to shareholders of record on March 31, 2000.

     REPORTING PERIOD. Unless otherwise noted, this report describes the Company's operations and developments through the date hereof. Information given for the year ended December 31, 1997 represents the Company's initial twenty two days of operations which the reader should bear in mind when making comparisons to 1999 and 1998 data.

                                    STRATEGY

     To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company's strategy is to:

     - purchase primarily single-family fixed and adjustable rate Mortgage Related Assets;

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

     - utilize interest rate swaps, forward contracts on U.S. Treasury notes, interest rate caps and similar financial instruments to mitigate interest rate risks; and

     - seek to minimize prepayment risk primarily by structuring a diversified portfolio with a variety of prepayment characteristics.

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

MORTGAGE LOANS

     GENERAL. The Company intends to acquire and accumulate Mortgage Loans as part of its investment strategy until a sufficient quantity has been accumulated for securitization into High Credit Quality Mortgage Loans. The Company anticipates that the Mortgage Loans acquired by it and not yet securitized will not constitute more than 25% of the Company's total Mortgage Related Assets at any time. All Mortgage Loans will be acquired with the intention of securitizing them into High Credit Quality Mortgage Loans. However, there can be no assurance that the Company will be successful in securitizing the Mortgage Loans. To meet the Company's investment criteria, the Mortgage Loans to be acquired by the Company will generally conform to the underwriting guidelines established by Fannie Mae, FHLMC or other credit insurers. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of Mortgage Loans by the lending institution. The Company does not intend to obtain additional appraisals at the time of acquiring Mortgage Loans.

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

     OTHER INVESTMENTS. The Company may acquire Other Investments that include (i) equity and debt securities issued by other primarily mortgage related finance companies, (ii) interests in mortgage related collateralized bond obligations, (iii) other subordinated interests in pools of mortgage related assets, (iv) commercial mortgage loans and securities, and (v) residential mortgage loans other than High Credit Quality Mortgage Loans. Although the Company expects that its Other Investments will be limited to less than 10% of total assets, there is no limit to how much of the Company's shareholders' equity will be allocated to Other Investments. There may be periods in which Other Investments represent a large portion of the Company's shareholders' equity.

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

     CREDIT RISK. Credit risk is the possibility that the Company could lose money if an issuer is unable to meet its financial obligations, such as the payment of principal and/or interest on an instrument, or goes bankrupt. The Company may invest a portion of its assets in Mortgage Related Assets which are not guaranteed by the U.S. Government or investment grade, which may make the Company subject to substantial credit risk. This is especially true during periods of economic uncertainty or during economic down-turns.

     EQUITY RISK. Equity risk is the possibility that the Company could lose money if its equity investments decline in value. Such a decline could be caused by a number of factors including but not limited to overall market conditions, suspension or omission of dividends, bankruptcies and litigation. This is especially true during periods of economic uncertainties and economic downturns.

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

RECENT PASSED LEGISLATION

     On December 17, 1999, the President signed into law the provisions known as the "REIT Modernization Act of 1999". The new law is effective for tax years beginning January 1, 2001 and thereafter. The most significant item in the new law is the creation of a new entity, the "Taxable REIT Subsidiary". This effectively replaces the old "preferred stock subsidiaries" that REIT's previously used for similar purposes. The Taxable REIT Subsidiary (TRS) will allow REIT's a vehicle with which to provide otherwise impermissible services to tenants without disqualifying the rental income from them. Additionally, it should enable the Company to engage in non-qualifying activities such as the holding of property primarily for sale in the ordinary course of business as well as certain hedging activities. The new law contains size limits on TRS's to ensure that a REIT remains focused on core real estate ownership and operations. Specifically, TRS securities may not exceed 20% of a REIT's assets. Additionally, the dividends from a TRS do not qualify as "good income" for the 75% income test. To avoid the stripping of taxable income from a TRS, there are limits on the amount of debt and rental payments that a TRS can pay its parent. Finally, there is a 100% excise tax on non-arm's length charges between a REIT and its TRS. Effective for tax year 2001, the distribution requirement for REIT's is reduced from 95% to 90% of taxable income. Though not specific to REITs, the installment sale method for reporting income from a sale of assets is repealed for accrual basis taxpayers (as virtually all REITs are). This would require all gain from a sale of assets to be recognized in the year of sale regardless of the payment terms of the sale.

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

                                    EMPLOYEES

     As of December 31, 1999, the Company had no employees. The Manager manages the day to day operations of the Company, subject to the direction and oversight of the Company's Board of Directors and under the terms of a Management Agreement discussed below.

                            THE MANAGEMENT AGREEMENT

     The Company has entered into a Management Agreement with the Manager for a one year term ending on December 31, 2000. The Manager is primarily involved in two activities: (i) asset/liability management--acquisition, financing, hedging, management and disposition of Mortgage Related Assets, including credit and prepayment risk management; and (ii) capital management--oversight of the Company's structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of Mortgage Related Assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company's Mortgage Related Assets and provides certain administrative and managerial services in connection with the operation of the Company. The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company's Board of Directors. The Manager is required to prepare regular reports for the Company's Board of Directors that will review the Company's acquisitions of Mortgage Related Assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company's Board of Directors.

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

MANAGER COMPENSATION

     The Manager will receive annual base management compensation based on the Average Net Invested Capital of the Company, payable monthly in arrears, equal to 3/4 of 1% of Average Net Invested Capital. The term "Average Net Invested Capital" means the month end sum of (1) the Company's total shareholders' equity computed in accordance with generally accepted accounting principles plus (2) any unsecured debt that has been approved for inclusion by the Unaffiliated Directors at issuance plus or minus (3) an adjustment to exclude the impact of any unrealized gains, losses or other items that do not affect realized net income. Accordingly, incurring collateralized debt to finance specific investment purchases does not ordinarily increase Average Net Invested Capital.

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

     The ability of the Company to achieve an annualized Return on Equity in excess of the Ten-Year U.S. Treasury Rate plus 1%, and of the Manager to earn the incentive compensation described in the preceding paragraph, is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within the Company's or the Manager's control. The Manager's base compensation shall be calculated by the Manager within 15 days after the end of each month, and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the base compensation within 30 days after the end of each month. The Manager shall compute the quarterly incentive compensation within 45 days after the end of each fiscal quarter, and the Company shall pay the incentive compensation with respect to each fiscal quarter within 15 days following the delivery to the Company of the Manager's written statement setting forth the computation of the incentive compensation for such quarter. The Company's Board of Directors shall review and approve the calculation of base and incentive compensations paid to the Manager quarterly, one quarter in arrears, during each scheduled quarterly Board of Directors meeting. Quarterly incentive compensation is subject to an annual adjustment so that the incentive compensation is based on earnings for the entire year. The Company believes that this compensation arrangement benefits its stockholders because it ties the Manager's compensation to Return on Equity and, in periods of low earnings, the Manager's incentive compensation is reduced or eliminated, thereby lowering the Company's operating expenses.

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

CERTAIN RELATIONSHIPS; CONFLICTS OF INTEREST

     In addition to its base management compensation under the Management Agreement, the Manager has the opportunity to earn incentive compensation for each fiscal quarter, subject to an annual reconciliation so that the incentive compensation is based on earnings for the entire calendar year, in an amount equal to 30% of the Net Income of the Company (before payment of such incentive compensation) in excess of the amount that would produce on annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. In evaluating Mortgage Related Assets for investment and in other operating strategies, an undue emphasis on the maximization of income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee could result in increased risk to the value of the Company's Mortgage Related Asset portfolio.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on June 30, 1999. At the meeting, the election of John C., Argue, Carl C. Gregory, III, and Jeffrey E. Gundlach as directors and the ratification of the appointment of Deloitte & Touche LLP, as auditors of the Company was submitted to a shareholder vote and approval by a majority of the Company's outstanding voting securities. The voting for directors was: (votes for: 5,560,606; votes against: 55,983; exceptions/abstentions: 8,300). The voting for the ratification of Deloitte & Touche LLP was: (votes for: 5,605,869; votes against: 8,300; exceptions/abstentions: 10,730). 5,792,900 shares of the Company were outstanding on the record date and 5,624,889 shares of the Company entitled to vote were present in person or by proxy at the meeting. No matters were submitted to shareholders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

EQUITY MARKET ACTIVITY

     The Company's Common Stock began trading on December 4, 1997 and is traded on the New York Stock Exchange under the trading symbol AXM. As of March 17, 2000, the Company had 5,753,000 shares of Common Stock issued and outstanding which were held of record by 76 shareholders.

     The following table sets forth the high, low and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape and the cash dividend declared per share of Common Stock.

                                                                                           Cash
                                                                Stock Price             Dividends
                                                        ---------------------------     Declared
1999                                                     High       Low       Close     Per Share
----                                                     ----       ---       -----     ---------
Fourth Quarter ended December 31, 1999                  $12.69     $10.06    $10.19       $0.46
Third Quarter ended September 30, 1999                  $13.56     $11.50    $12.38       $0.46
Second Quarter ended June 30, 1999                      $13.94     $12.13    $13.31       $0.42
First Quarter ended March 31, 1999                      $13.50     $ 9.86    $13.50       $0.38

1998
----
Fourth Quarter ended December 31, 1998                  $11.13      $7.25    $ 9.63       $0.30
Third Quarter ended September 30, 1998                  $12.06      $9.06    $ 9.56       $0.27
Second Quarter ended June 30, 1998                      $12.75     $10.44    $10.50       $0.25
First Quarter ended March 31, 1998                      $14.06     $11.50    $12.38       $0.25

1997
----
Fourth Quarter ended December 31, 1997                  $15.00     $14.00    $14.00       $0.04

     On March 21, 2000, the Company's Board of Directors declared a dividend distribution of $0.46 per share. The dividend is payable on April 21, 2000, to shareholders of record on March 31, 2000.

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

     In order to maintain REIT status, the Company may be required to distribute dividends in excess of reported net income to the extent it recognizes net gains on the sale of securities including its forward contracts to sell U.S. Treasury securities. At December 31, 1999, the Company had unrealized gains of $3,909,000 on forward contracts to sell U.S. Treasury notes that are expected to settle during the first quarter of 2000. The Company may be required to distribute those gains during 2000 to the extent they are not offset by future transactions. There can be no assurance that any net gains will be recognized by Company and there can be no assurance that net gains recognized, if any, will result in greater dividend distributions.

SHARE REPURCHASE PROGRAM

     On January 13, 1998, the Company's board of directors authorized a program to repurchase up to 750,000 shares of the Company's Common Stock. On September 16, 1998, the Company's board of directors authorized a program to repurchase up to an additional 750,000 shares of the Company's Common Stock having completed the original repurchase program of 750,000 shares.

     The Company repurchased 947,100 shares during the year ended December 31, 1998. The average price per share repurchased during the year ended December 31, 1998 was $11.16. The repurchased shares are held in treasury at cost in the financial statements herein. No shares were repurchased during the year ended December 31, 1999.

     An additional 552,900 shares are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares in the future when market conditions warrant.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from audited financial statements for the years ended December 31, 1999, December 31, 1998, and the period from commencement of operations on December 9, 1997 to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                                    PERIOD FROM
                                                             YEAR ENDED         YEAR ENDED      DECEMBER 9, 1997 TO
                                                         DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                                         ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Days in period                                                      365                 365                   22

Interest income                                             $52,517,000         $41,975,000             $428,000
Interest expense                                            $42,345,000         $36,007,000             $111,000
Net interest income                                         $10,172,000          $5,968,000             $317,000
General and administrative expenses                          $3,385,000          $2,104,000             $167,000
Net income                                                  $11,112,000          $5,547,000             $150,000
Average number of shares outstanding                          5,753,000           6,190,000            6,700,100
Basic net income per share                                        $1.93               $0.90                $0.02
Diluted net income per share                                      $1.92               $0.90                $0.02
Dividends declared per share                                      $1.72               $1.07                $0.04

                                                          AT DECEMBER 31,     AT DECEMBER 31,
                                                                1999               1998         AT DECEMBER 31, 1997
                                                         ------------------------------------------------------------
BALANCE SHEET DATA:
Fixed  income securities                                    $701,143,000        $829,712,000        $265,880,000
Equity securities                                            $17,481,000         $16,422,000                   0
Total assets                                                $735,745,000        $865,478,000        $271,307,000
Reverse repurchase agreements                               $672,660,000        $767,908,000         $87,818,000
Total liabilities                                           $679,704,000        $777,448,000        $178,310,000
Stockholders' equity                                         $56,041,000         $88,030,000         $92,997,000
Book value per share                                               $9.74              $15.30              $13.88
Fair Value of Off Balance Sheet Hedging Instruments           $3,815,000         ($9,994,000)                  0
Book value per share net of Hedging Instruments                   $10.40              $13.56              $13.88


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

FINANCIAL CONDITION

FIXED INCOME SECURITIES

At December 31, 1999, the Company held $701,143,000 of Fixed Income Securities as compared to $829,712,000 at December 31, 1998. The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):

                                             December 31, 1999             December 31, 1998
                                        -----------------------------------------------------------
                                                          Percent of      Carrying      Percent of
Fixed Income Securities                 Carrying Value     Portfolio         Value       Portfolio
---------------------------------------------------------------------------------------------------
Mortgage Securities:
  Adjustable Rate (1)                          $32,256         4.60%       $62,338           7.50%
  Fixed Rate                                   662,348        94.40%       763,657          92.00%
Other Fixed Income Securities                    6,539         1.00%         3,717           0.50%
                                        ---------------  ------------ ------------- ---------------
     Totals                                   $701,143       100.00%      $829,712         100.00%
                                        ===============  ============ ============= ===============

       (1) At December 31, 1999 and December 31, 1998, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 1999 (dollars in thousands):

                                                         Percent of                                             Weighted
                                                          Total Par    Amortized                    Current     Average
Security Type                               Par Amount     Amount      Cost Basis    Market Price    Coupon      Life (1)
---------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs              $167,717        23.00%       100.49%          97.30%      6.50%          5.1
20 Year Agency Pass-throughs                   251,819        34.50%       100.46%          96.26%      6.50%          6.4
30 Year Agency Pass-throughs                    31,424         4.30%       101.36%          95.98%      6.99%          7.7
AAA CMOs                                       237,202        32.40%        99.76%          95.53%      6.82%          7.2
                                        ---------------  ------------ ------------- --------------- ----------  -----------
Total Fixed Rate Holdings                     $688,162        94.20%       100.26%          96.25%      6.63%          6.4

Other Fixed Income Securities                   10,400         1.40%        69.38%          62.88%     15.53%          2.1
Adjustable Rate Holdings                        31,923         4.40%       101.73%         101.04%      6.62%          1.0
                                        ---------------  ------------ ------------- --------------- ----------  -----------

Total Portfolio                               $730,485       100.00%        99.89%          95.88%      6.76%          6.1
                                        ===============  ============ ============= =============== ==========  ===========

     The following table shows various weighted average characteristics of the Mortgage-Backed Securities held by the Company at December 31, 1998 (dollars in thousands):

                                                           Percent of                                           Weighted
                                                            Total Par     Amortized     Market      Current     Average
Security Type                                Par Amount      Amount      Cost Basis     Price       Coupon      Life (1)
---------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs              $253,581         30.9%       100.42%         101.23%      6.50%          3.7
20 Year Agency Pass-throughs                   209,566         25.6%       100.45%         101.06%      6.50%          6.1
30 Year Agency Pass-throughs                     8,076          1.0%       102.19%         101.99%      7.50%          3.2
AAA CMOs                                       286,887         35.0%        99.52%         100.01%      6.82%          2.7
                                        ---------------  ------------ ------------- --------------- ----------  -----------
Total Fixed Rate Holdings                     $758,110         92.5%       100.11%         100.74%      6.63%          3.9

Adjustable Rate Holdings                        61,590          7.5%       101.25%         101.21%      6.79%          1.0
                                        ---------------  ------------ ------------- --------------- ----------  -----------

Total Portfolio                               $819,700        100.0%       100.20%         100.77%      6.64%          3.7
                                        ===============  ============ ============= =============== ==========  ===========

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

EQUITY SECURITIES

     At December 31, 1999 the Company held $17,481,000 of equity securities compared to $16,422,000 at December 31, 1998. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At December 31, 1999, equity securities consisted of the following:

  (In thousands)                                        Shares Held    Cost    Fair Value
                                                        ---------------------------------
  COMMON STOCK:
  American Residential Investment Trust, Inc.              109         $611        $748
  Anthracite Capital, Inc.                                 500        3,071       3,188
  Anworth Mortgage Asset Corporation                       222          994         997
  Dynex Capital, Inc.                                       75        1,080         483
  Hanover Capital Mortgage Holdings, Inc.                  385        1,842       1,396
  Impac Commercial Holdings, Inc.                          249        1,441       1,307
                                                                    -------------------
      Total Common Stock                                              9,039       8,119
                                                                    -------------------

  CONVERTIBLE PREFERRED STOCK:
  Capstead Mortgage Corporation, Series B                  520        4,408       4,940
  Dynex Capital, Inc., Series A                             53          920         715
  Dynex Capital, Inc., Series B                            150        2,711       1,987
  Dynex Capital, Inc.,  Series C                           108        2,292       1,720
                                                                    -------------------
      Total Convertible Preferred Stock                              10,331       9,362
                                                                    -------------------

  Total Equity Securities                                           $19,370     $17,481
                                                                    ===================

At December 31, 1998, equity securities consisted of the following:


  (In thousands)                                   Shares Held      Cost   Fair Value
                                                   ----------------------------------
  COMMON STOCK:
  American Residential Investment Trust, Inc.          94          $459         $504
  Annaly Mortgage Management Inc.                     600         4,803        4,950
  Anthracite Capital, Inc.                            160           647        1,250
  Anworth Mortgage Asset Corporation                   28           113          127
                                                                 -------------------
      Total Common Stock                                          6,022        6,831
                                                                 -------------------

  CONVERTIBLE PREFERRED STOCK:
  Capstead Mortgage Corporation, Series B             841         7,125        8,563
  Dynex Capital, Inc., Series A                        15           249          259
  Dynex Capital, Inc., Series B                        20           311          317
  Dynex Capital, Inc.,  Series C                       22           447          452
                                                                --------------------
      Total Convertible Preferred Stock                           8,132        9,591
                                                                --------------------
  Total Equity Securities                                       $14,154      $16,422
                                                                ====================

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

     Interest rate cap agreements consisted of LIBOR based agreements as follows:

                                 At December 31, 1999       At December 31, 1998
                                 --------------------       --------------------
Notional Amount                           -                     $900,000,000
Average Contract Rate                     -                         10.4%
Average Final Maturity                    -                   January 24, 2002

     Under these agreements, the Company received cash payments to the extent of the excess of three-month LIBOR over the agreements' contract rate times the notional amount. During the year ended December 31, 1999, the sale of interest rate caps with a notional amount of $900,000,000 resulted in a realized gain of $172,000 which is included in net Gain on Investment Transactions in the 1999 Statement of Operations.

     During the year ended December 31, 1999, the expiration of put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000 resulted in a realized loss of $334,000 which is included in Net Gain on Investment Transactions in the 1999 Statement of Operations.

     At December 31, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

                                                                     Average         Unrealized
        Current                Average                             Termination         Gains
 Notional Amount (000)        Fixed Rate       Floating Rate          Date             (000)
-----------------------------------------------------------------------------------------------
       $400,129                 5.869%           1Mo LIBOR          8/9/2001           $3,815


     The weighted average life of the agreements at December 31, 1999 was 1.6 years. During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 resulting in a net deferred loss of $66,000 which is being amortized over the remaining life of the original swap agreements. The deferred loss is included in Other Assets on the Balance Sheet while the monthly amortization is included in Interest Expense in the Statement of Operations. During the year ended December 31, 1999, $42,000 of the deferred loss was amortized.

     At December 31, 1998, the Company had entered into interest rate swap agreements with the total current notional amount as stated below.

                                                                     Average         Unrealized
        Current                Average                             Termination     Gains (Losses)
 Notional Amount (000)        Fixed Rate       Floating Rate           Date             (000)
-------------------------------------------------------------------------------------------------
       $703,590                 5.850%           1Mo LIBOR           2/16/2001        $(9,994)

     The weighted average life of the agreements at December 31, 1998 was 1.9 years.

     The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At December 31, 1999 the Company had securities with a fair market value of $2,592,000 on deposit with its counter-parties. If the unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral. At December 31, 1999 the Company received fixed income securities with a fair market value of $1,600,000 as a deposit from a swap agreement counter-party.

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

At December 31, 1999, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.

                                                Fair value of       Average        Unrealized
        Current            Average Contract       contracts       Termination    Gains (Losses)
 Notional Amount (000)           Price              (000)             Date            (000)
-----------------------------------------------------------------------------------------------
       $335,000                 99.278             336,492          2/12/2000         $3,909

     The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market weighted average duration approximately equal to the contracts shown above.

     During the year ended December 31, 1999, two forward contracts to sell U.S. Treasury notes with a notional amount of $135,000,000 and $100,000,000 were closed resulting in a deferred loss of $390,000 and deferred gain of $51,000, respectively. The deferred loss and gain are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was 4.8 years at December 31, 1999.

LIABILITIES

     The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

     At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $689,396,000.

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

     The Company had $7,044,000, $9,540,000 and $90,492,000 of other liabilities at December 31, 1999, December 31, 1998 and December 31, 1997, respectively, consisting primarily of accrued interest payable and payables for unsettled securities at December 31, 1999, December 31, 1998 and December 31, 1997, respectively. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.

OTHER MATTERS

     At December 31, 1999, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $4,905,000 and $3,750,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted. The Company could also incur losses if the Dynex investments are sold or written down if permanent impairment were to occur.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

     For the year ended December 31, 1999, the Company's net income was $11,112,000, or $1.93 per share on a basic basis and $1.92 on a diluted basis, based on a weighted average of 5,753,000 and 5,779,000 shares outstanding, respectively. That compares to $5,547,000, or $0.90 per share on both a basic and diluted basis, based on a weighted average of 6,190,000 shares outstanding for the year ending December 31, 1998. Net interest income for the year ended December 31, 1999 was $10,172,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $5,968,000 for the year ended December 31, 1998. The Company reported dividend income of $2,387,000 from dividends on equity investments for the year ended December 31, 1999 compared to $636,000 for the year ended December 31, 1998. The Company reported net gains on investment transactions of $1,938,000 primarily from the sale of equity securities during the year ended December 31, 1999. The Company realized a net gain of $1,047,000 primarily from the sale mortgage-backed securities and other investments for the year ending December 31, 1998. The Company incurred operating expenses of $3,385,000 for the year ending December 31, 1999 consisting of incentive fees, management fees, audit, tax, legal, printing, insurance and other expenses compared to $2,104,000 for the year ending December 31, 1998.

     The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                              For the Year Ended                For the Year Ended
                                              December 31, 1999                 December 31, 1998

                                             Average       Effective          Average      Effective
                                             Balance         Rate             Balance         Rate
                                           ------------   ------------      ------------   -----------
Interest Earning Assets:
     Mortgage Securities                      $772,464          6.65%          $670,559         6.13%
     Other Fixed Income Assets                   5,822         14.40%             1,324        14.37%
     Cash and Cash Equivalents                   6,322          4.76%            13,923         5.10%
                                           ------------   ------------      ------------    -----------
     Total Interest Earning Assets             784,608          6.69%           685,806          6.12%
                                           ------------   ------------      ------------    -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements             732,960          5.78%           624,865          5.76%

                                           ------------   ------------      ------------    -----------
Net Interest Earning Assets and Spread         $51,648          0.91%           $60,941          0.36%
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

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                               For the Year Ended                For the Year Ended
                                December 31, 1999                 December 31, 1998

                                            Effective                        Effective
                            Average         Dividend           Average       Dividend
                            Balance           Yield            Balance         Yield
                          ------------     ------------      ------------    ----------
Equity securities           $18,763          12.73%            $3,718          17.10%

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

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                     Twenty-two days ended
                                                       December 31, 1997
                                               ----------------------------------
                                                  Average            Effective
                                                  Balance               Rate
                                               ---------------      -------------
Interest Earning Assets:
     Mortgage Assets                                  $60,828              6.10%
     Cash and Cash Equivalents                         56,539              5.40%
                                               ---------------      -------------
     Total Interest Earning Assets                    117,367              5.97%
                                               ---------------      -------------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                     29,895              5.75%

                                               ---------------      -------------
Net Interest Earning Assets and Spread              $  87,472             0.22%
                                               ===============      =============

     The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of December 31, 1999 consisted of reverse repurchase agreements totaling $672,660,000. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At December 31, 1999, the Company had borrowing arrangements with over twenty different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

-------------------------------------------------------------------------------------------------------
                                                       Fair Value for Scenario Shown
                                                    Interest                       Interest
                                                   Rates Fall                     Rates Rise
                                                   100 Basis                       100 Basis
                                                    Points        Unchanged        Points
--------------------------------------------------------------------------------------------
Interest Rate Sensitive Instruments               $45,096          $36,208        $21,115
Change in Fair Value                               $8,888                -       ($15,093)
Change as a Percent of Fair Value                    1.27%               -         (2.15%)
Change as a Percent of Stockholders' Equity         15.86%               -        (26.93%)
Change on a Per Share Basis                         $1.54                -         ($2.62)

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

     During the year ended December 31, 1999 a general increase in interest rates and a widening of the spread between mortgage rates and U.S. Treasury rates caused the market weighted average duration of the Company's mortgage related assets to extend beyond the original market weighted average duration at the time the assets were purchased. While the Company has taken steps to extend the duration of its borrowings through various hedging strategies, the market weighted average duration of the Company's borrowings has not been extended as much as the extension experienced on the mortgage related assets. This has caused the difference between the market weighted average duration on the mortgage related assets and the related borrowings to exceed the Company's one year target. At December 31, 1999, this difference was approximately two years. A duration difference of over one year is generally expected to increase the fair value volatility of the Company's interest rate sensitive investments. This increased in volatility could be material.

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

--------------------------------------------------------------------------------------------
                                                   Fair Value for Scenario Shown
                                                Prices                          Prices
                                              Decrease 10%     Unchanged      Increase 10%
--------------------------------------------------------------------------------------------
Equity Investments                               $15,733         $17,481         $19,229

Change in Fair Value                              (1,748)              -           1,748
Change as a Percent of Fair Value                   (10%)               -             10%
Change as a Percent of Stockholders' Equity        (3.1%)               -            3.1%
Change on a Per Share Basis                        (0.30)              -            0.30

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-3 through F-20 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1999 pursuant to general instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1999 pursuant to general instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1999 pursuant to general instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 1999 pursuant to general instruction G(3).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

          -    Independent Auditors' Report;

          -    Balance Sheets as of December 31, 1999 and December 31, 1998;

          - Statements of Operations: Years Ended December 31, 1999 and December 31, 1998 and Period from December 9, 1997 (Commencement of Operations) to December 31, 1997;

          - Statements of Stockholders' Equity: Period from December 9, 1997 (Commencement of Operations) to December 31, 1997 and Years Ended December 31, 1998 and December 31, 1999;

          - Statements of Cash Flows: Years Ended December 31, 1999 and December 31, 1998 and Period from December 9, 1997 (Commencement of Operations) to December 31, 1997;

          -    Notes to Financial Statements.

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

     3.   Exhibits:

          Exhibit
          Number                    Exhibit
          ------                    -------

          10.1 Second Amendment to Management Agreement between the Registrant and TCW Investment Management Company.

          24.1.1    Powers of Attorney.

          27        Financial Data Schedule.


(b)  Reports on Form 8-K.

     A Form 8-K was filed by Registrant on July 27, 1999 announcing the adoption of a shareholder rights plan.

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

     "Average Net Invested Capital" means the month end sum of (1) the Company's total shareholders' equity computed in accordance with generally accepted accounting principles plus (2) any unsecured debt that has been approved for inclusion by the Unaffiliated Directors at issuance plus or minus (3) an adjustment to exclude the impact of any unrealized gains, losses or other items that do not affect realized net income.

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

     "Fannie Mae" means the federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C., ss. 1716 et seq.), formerly known as the Federal National Mortgage Association.

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

                                        Apex Mortgage Capital, Inc.
                                        (Registrant)


Dated: March 30, 2000                   /s/ Philip A. Barach
                                        --------------------------------------
                                        Philip A. Barach
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated: March 30, 2000                   /s/ Daniel K. Osborne
                                        --------------------------------------
                                        Daniel K. Osborne
                                        Executive Vice President
                                        Chief Operating Officer and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Capacity                         Date
---------                            --------                         ----
/s/ Marc I. Stern               Chairman of the Board             March 30, 2000
--------------------------
Marc I. Stern

/s/ Jeffrey E. Gundlach         Vice Chairman of the Board        March 30, 2000
--------------------------      Chief Investment Officer
Jeffrey E. Gundlach

/s/ Philip A. Barach            President and                     March 30, 2000
--------------------------      Chief Executive Officer
Philip A. Barach                (Principal Executive Officer)

/s/ Peter G. Allen*             Director                          March 30, 2000
--------------------------
Peter G. Allen

/s/ John C. Argue*              Director                          March 30, 2000
--------------------------
John C. Argue

/s/ John A. Gavin*              Director                          March 30, 2000
--------------------------
John A. Gavin

/s/ Carl C. Gregory III*        Director                          March 30, 2000
--------------------------
Carl C. Gregory III

   *By: /s/ Daniel K. Osborne
   --------------------------
        Daniel K. Osborne
        Attorney-in-Fact

                           APEX MORTGAGE CAPITAL, INC.


                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT



                           FOR INCLUSION IN FORM 10-K

                                   FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 1999

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

Statements of Cash Flows                                                  F-7

Notes to Financial Statements                                             F-8

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
  Apex Mortgage Capital, Inc.


We have audited the accompanying balance sheets of Apex Mortgage Capital, Inc. (the "Company") as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from December 9, 1997 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Mortgage Capital, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the period from December 9, 1997 (commencement of operations) to December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 29, 2000

                           APEX MORTGAGE CAPITAL, INC.

                                 BALANCE SHEETS

                                                                                     DECEMBER 31, 1999    DECEMBER 31, 1998
ASSETS

         Cash and cash equivalents                                                   $       2,605,000    $      12,679,000
         Fixed income securities available-for-sale, at fair value (Note 3)                701,143,000          829,712,000
         Equity securities available-for-sale, at fair value (Note 3)                       17,481,000           16,422,000
         Accrued interest receivable                                                         6,254,000            5,151,000
         Principal payments receivable                                                       3,537,000              937,000
         Unrealized gain on forward contracts (Note 11)                                      3,909,000                   --
         Other assets                                                                          816,000              577,000

                                                                                     -----------------    -----------------
                                                                                     $     735,745,000    $     865,478,000
                                                                                     =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

         Reverse repurchase agreements (Note 5)                                      $     672,660,000    $     767,908,000
         Payable for unsettled securities                                                           --              838,000
         Accrued interest payable                                                            3,660,000            6,173,000
         Dividend payable                                                                    2,724,000            1,777,000
         Accrued expenses and other liabilities                                                660,000              752,000

                                                                                     -----------------    -----------------
                                                                                           679,704,000          777,448,000
                                                                                     -----------------    -----------------

     Commitments and contingencies (Notes 5, 10, and 11)

     Stockholders' Equity

         Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
              no shares outstanding
         Common stock, par value $0.01 per share; 100,000,000 shares
              authorized; 6,700,100 shares outstanding (Notes 8 and 9)                          67,000               67,000
         Additional paid-in-capital                                                         93,265,000           92,978,000
         Accumulated other comprehensive income (loss)                                     (26,513,000)           6,689,000
         Accumulated dividend distributions in excess of net income                           (209,000)          (1,135,000)
         Treasury stock, at cost (947,100 shares) (Note 7)                                 (10,569,000)         (10,569,000)

                                                                                     -----------------    -----------------
                                                                                            56,041,000           88,030,000
                                                                                     -----------------    -----------------
                                                                                     $     735,745,000    $     865,478,000
                                                                                     =================    =================


     See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                                             Period from
                                                                                          December 9, 1997
                                                                                            (Commencement
                                                              Year Ended                  of Operations) to
                                                              December 31,                December 31, 1997
                                                -------------------------------------   ----------------------
                                                        1999                1998
INTEREST INCOME:
     Fixed income securities                     $      52,216,000   $      41,265,000   $         227,000
     Cash and cash equivalents                             301,000             710,000             201,000
                                                 -----------------   -----------------   -----------------
                                                        52,517,000          41,975,000             428,000

INTEREST EXPENSE                                        42,345,000          36,007,000             111,000
                                                 -----------------   -----------------   -----------------
Net Interest Income                                     10,172,000           5,968,000             317,000
                                                 -----------------   -----------------   -----------------

Net Gain on Investment Transactions                      1,938,000           1,047,000                  --

DIVIDEND INCOME                                          2,387,000             636,000                  --

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 8)                               629,000             644,000              43,000
     Incentive fee (Note 8)                              1,714,000             619,000                  --
     Audit and tax  fees                                    73,000              75,000              45,000
     Insurance expense                                     267,000             267,000              20,000
     Directors' fees                                        60,000              70,000              15,000
     Stock option expense (Note 9)                         287,000             118,000               7,000
     Other                                                 355,000             311,000              37,000
                                                 -----------------   -----------------   -----------------
                                                         3,385,000           2,104,000             167,000
                                                 -----------------   -----------------   -----------------

NET INCOME                                       $      11,112,000   $       5,547,000   $         150,000
                                                 =================   =================   =================

Net Income Per Share:
     Basic                                       $            1.93   $            0.90   $            0.02
                                                 =================   =================   =================
     Diluted                                     $            1.92   $            0.90   $            0.02
                                                 =================   =================   =================

Weighted Average Number of Shares Outstanding:
     Basic                                               5,753,000           6,190,000           6,700,100
                                                 =================   =================   =================
     Diluted                                             5,779,000           6,190,000           6,700,100
                                                 =================   =================   =================

Dividends Declared Per Share                     $            1.72   $            1.07   $            0.04
                                                 =================   =================   =================


See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                             STATEMENT OF OPERATIONS

                                                    Three Months        Three Months
                                                   Ended Dec. 31,      Ended Dec. 31,
                                                       1999                 1998
Interest Income:
     Fixed income securities                     $      12,303,000   $      13,800,000
     Cash and cash equivalents                              72,000              82,000
                                                 -----------------   -----------------
                                                        12,375,000          13,882,000

INTEREST EXPENSE                                        10,093,000          11,726,000
                                                 -----------------   -----------------
NET INTEREST INCOME                                      2,282,000           2,156,000
                                                 -----------------   -----------------

NET GAIN ON INVESTMENT TRANSACTIONS                        225,000             571,000

DIVIDEND INCOME                                            489,000             496,000

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 8)                               157,000             154,000
     Incentive fee (Note 8)                                216,000             422,000
     Audit and tax  fees                                    23,000              41,000
     Insurance expense                                      67,000              67,000
     Directors' fees                                        15,000              15,000
     Stock option expense                                   71,000              34,000
     Other                                                 116,000             108,000
                                                 -----------------   -----------------
                                                           665,000             841,000
                                                 -----------------   -----------------

NET INCOME                                       $       2,331,000   $       2,382,000
                                                 =================   =================

Net Income Per Share:
     Basic                                       $            0.41   $            0.41
                                                 =================   =================
     Diluted                                     $            0.40   $            0.41
                                                 =================   =================

Weighted Average Number of Shares Outstanding:
     Basic                                               5,753,000           5,761,000
                                                 =================   =================
     Diluted                                             5,771,000           5,761,000
                                                 =================   =================

Dividends Declared Per Share                     $            0.46   $            0.30
                                                 =================   =================


See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                 Acccumulated
                                                                                             Acccumulated          Dividend
                                                 Common Stock              Additional            Other           Distributions
                                        ------------------------------       Paid-in         Comprehensive       in Exesss of
                                            Shares          Amount           Capital         Income (Loss)        Net Income
                                        --------------- --------------  ----------------- -------------------  -----------------
Balance, December 9, 1997                          100            $ -            $ 2,000                 $ -                $ -

Issuance of common stock:

Initial public offering,
     net of offering costs                   6,700,000         67,000         92,851,000                   -                  -

Issuance of stock options
     to non-employees (Note 9)                       -              -              7,000                   -                  -

Other comprehensive income:
     Net unrealized gain on
     mortgage-backed securities
     available-for-sale                              -              -                  -             188,000                  -

Net income                                           -              -                  -                   -            150,000

Comprehensive Income

Dividends declared                                   -              -                  -                   -           (268,000)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                   6,700,100         67,000         92,860,000             188,000           (118,000)

Repurchases of common stock                          -              -                  -                   -

Issuance of stock options
     to non-employees (Note 9)                       -              -            118,000                   -

Net income                                           -              -                  -                   -          5,547,000

Other comprehensive income:
     Net unrealized gain on
     investments available-for-sale,
     net of reclassification adjustment
       (Note 13)                                     -              -                  -           6,501,000

Comprehensive income

Dividends declared                                   -              -                  -                   -         (6,564,000)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                   6,700,100         67,000         92,978,000           6,689,000         (1,135,000)

Issuance of stock options
     to non-employees (Note 9)                       -              -            287,000                   -                  -

Net income                                           -              -                  -                   -         11,112,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-for-sale,
     net of reclassification adjustment              -              -                  -         (37,111,000)                 -
       (Note 13)
     Unrealized gain on
     forward contracts                               -              -                  -           3,909,000

Comprehensive income (loss)                          -              -                  -                   -                  -

Dividends declared                                   -              -                  -                   -        (10,186,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                   6,700,100       $ 67,000       $ 93,265,000       $ (26,513,000)        $ (209,000)
                                        =============== ==============  ================= ===================  =================

                                                                  Treasury
                                           Comprehensive           Stock,
                                              Income               At Cost              Total
                                        -------------------  -------------------  ------------------
Balance, December 9, 1997                              $ -                  $ -             $ 2,000

Issuance of common stock:

Initial public offering,
     net of offering costs                               -                    -          92,918,000

Issuance of stock options
     to non-employees (Note 9)                           -                    -               7,000

Other comprehensive income:
     Net unrealized gain on
     mortgage-backed securities
     available-for-sale                            188,000                    -             188,000

Net income                                         150,000                    -             150,000
                                        -------------------
Comprehensive Income                             $ 338,000
                                        ===================
Dividends declared                                                            -            (268,000)
----------------------------------------                     ---------------------------------------
Balance, December 31, 1997                             $ -                    -          92,997,000

Repurchases of common stock                              -          (10,569,000)        (10,569,000)

Issuance of stock options
     to non-employees (Note 9)                           -                                  118,000

Net income                                       5,547,000                    -           5,547,000

Other comprehensive income:
     Net unrealized gain on
     investments available-for-sale,
     net of reclassification adjustment
       (Note 13)                                 6,501,000                    -           6,501,000
                                        -------------------
Comprehensive income                          $ 12,048,000
                                        ===================
Dividends declared                                                            -          (6,564,000)
----------------------------------------                     ---------------------------------------
Balance, December 31, 1998                             $ -          (10,569,000)         88,030,000
Issuance of stock options
     to non-employees (Note 9)                           -                    -             287,000
Net income                                      11,112,000                    -          11,112,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-for-sale,
     net of reclassification adjustment        (37,111,000)                   -         (37,111,000)
       (Note 13)
     Unrealized gain on
     forward contracts                           3,909,000                    -           3,909,000
                                        -------------------
Comprehensive income (loss)                  $ (22,090,000)                                       -
                                        ===================
Dividends declared                                                            -         (10,186,000)
----------------------------------------                     ---------------------------------------

Balance, December 31, 1999                                        $ (10,569,000)       $ 56,041,000
                                                             ===================  ==================

                                                 F-8

                           APEX MORTGAGE CAPITAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                              PERIOD FROM
                                                                                                           DECEMBER 9, 1997
                                                                                                             (COMMENCEMENT
                                                                             YEAR ENDED                    OF OPERATIONS) TO
                                                                            DECEMBER 31,                   DECEMBER 31, 1997
                                                                      ----------------------------------   -----------------
                                                                            1999               1998
OPERATING ACTIVITIES:
     Net Income                                                       $    11,112,000    $     5,547,000    $       150,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Amortization                                                     668,000          3,533,000             15,000
             Net gain on investment transactions                           (1,938,000)        (1,047,000)                --
             Change in assets and liabilities:                                     --                 --                 --
                Accrued interest receivable                                (1,103,000)        (3,835,000)        (1,316,000)
                Other assets                                                 (239,000)           275,000           (852,000)
                Accrued interest payable                                   (2,513,000)         6,063,000            110,000
                Accrued expenses and other liabilities                        (92,000)          (724,000)         1,476,000
                                                                      ---------------    ----------------------------------
                Net cash provided by (used in) operating activities         5,895,000          9,812,000           (417,000)
                                                                      ---------------    ----------------------------------

INVESTING ACTIVITIES:
     Purchase of equity securities                                        (12,946,000)       (19,716,000)                --
     Purchase of interest rate caps                                                --            (80,000)          (175,000)
     Purchase of fixed income securities                                 (117,094,000)    (1,511,359,000)      (177,061,000)
     Proceeds from sales of equity securities                               9,636,000          1,662,000                 --
     Proceeds from sales of fixed income securities                        40,406,000        594,201,000                 --
     Proceeds from sales of interest rate caps                                172,000                 --                 --
     Principal payments on fixed income securities                        168,344,000        270,608,000                 --
                                                                      ---------------    ----------------------------------
                Net cash provided by (used in) investing activities        88,518,000       (664,684,000)      (177,236,000)
                                                                      ---------------    ----------------------------------

FINANCING ACTIVITIES:
     Net proceeds from reverse repurchase agreements                      (95,248,000)       680,090,000         87,818,000
     Dividend distributions                                                (9,239,000)        (5,055,000)                --
     Proceeds from stock offering, Net                                             --                 --         92,918,000
     Purchase of treasury stock                                                    --        (10,569,000)                --
                                                                      ---------------    ----------------------------------
                Net cash (used in) provided by financing activities      (104,487,000)       664,466,000        180,736,000
                                                                      ---------------    ----------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (10,074,000)         9,594,000          3,083,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           12,679,000          3,085,000              2,000
                                                                      ---------------    ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     2,605,000    $    12,679,000    $     3,085,000
                                                                      ===============    ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                           $    44,970,000    $    29,944,000    $         2,000
                                                                      ===============    ==================================

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized gain (loss) on securities
         available-for-sale and forward contracts                     $   (33,202,000)   $     6,501,000    $       188,000
                                                                      ===============    ==================================
     Principal payments, not yet received                             $     2,600,000    $       937,000                 --
                                                                      ===============    ==================================
     Securities purchased, not yet settled                            $       838,000    $    87,800,000    $    88,638,000
                                                                      ===============    ==================================
     Dividends declared, not yet paid                                 $     2,724,000    $     1,777,000    $       268,000
                                                                      ===============    ==================================

See accompanying notes to financial statements
                                                 F-9

                           APEX MORTGAGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

          Apex Mortgage Capital, Inc. (the "Company") was incorporated in Maryland on September 15, 1997. The Company commenced its operations of acquiring and managing a portfolio of mortgage assets on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company's common stock. The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its investments and the cost of its borrowings. The Company is structured for tax purposes as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

     FIXED INCOME SECURITIES

          The Company's fixed income securities consist primarily of residential mortgage securities and other fixed income securities. All fixed income securities are recorded at cost on the date the assets are purchased. Realized gains and losses on sales of the securities are determined on an average cost basis. A majority of the Company's fixed income securities are expected to qualify as real estate assets under the REIT Provisions of the Code.

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

          The Company's policy is to generally classify its fixed income securities as available-for-sale. The fixed income securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

     EQUITY SECURITIES

          The Company's equity securities consist primarily of equity securities issued by other real estate investment trusts.

          Dividend income on equity securities is recorded on the declaration date. Realized gains and losses on sales of the securities are determined on an average cost basis. A majority of the Company's equity securities are expected to qualify as real estate assets under the REIT Provisions of the Code.

          The Company's policy is to generally classify its equity securities as available-for-sale. Equity securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

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

          The Company also enters into forward contracts to sell U.S. Treasury notes in order to mitigate the negative impact of rising interest rates on the fair value of its fixed income securities available-for-sale. Unrealized gains are shown as an asset on the balance sheet. Unrealized losses are shown as a liability on the balance sheet. All changes in the fair value of the forward contracts are included in accumulated other comprehensive income in the Statements of Stockholders' Equity. Realized gains or losses on the termination of the contracts are recorded as a deferred asset or liability on the Balance Sheets and are amortized over the remaining lives of the fixed income securities being hedged as an adjustment to interest income in the Statements of Operations.

     STOCK BASED COMPENSATION

          The Company grants stock options to its directors and officers and to certain directors, officers and employees of its investment manager and the investment manager itself, as discussed in Note 9. Options granted to directors of the Company are accounted for using the intrinsic value method, and generally no compensation expense is recognized in the Statements of Operations for such options. Other options are accounted for using the fair value method; such options are measured at their fair value when they are granted and are recognized as a general and administrative expense during the periods when the options vest and the related services are performed.

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

     NET INCOME PER SHARE

          Basic net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share includes the additional dilutive effect of common stock equivalents and outstanding stock options, and is calculated using the treasury stock method.

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

     COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

     RECENTLY ISSUED ACCOUNTING STANDARDS


          During the year ended December 31, 1999, the Company wrote off $64,000 of unamortized organizational costs in accordance with the adoption of Statement of Position ("SOP") 98-5, REPORTING ON THE COST OF START-UP ACTIVITIES.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company will adopt the reporting requirements of SFAS No. 133 in the first quarter of 2001. The Company expects the impact of the adoption of the reporting requirements of SFAS No. 133 to include the recording of the approximate fair value of the Company's interest rate swaps as comprehensive income. The Company also expects that the non-effective portion of its interest rate swaps and forward contracts will be recognized in earnings beginning with the quarter ended March 31, 2001.

NOTE 3 - FIXED INCOME AND EQUITY SECURITIES

          At December 31, 1999, fixed income securities consisted of the following:

                                           Adjustable Rate       Fixed Rate     Other Fixed
                                                  Mortgage         Mortgage          Income
         (in thousands)                         Securities       Securities      Securities        Total
                                          ---------------------------------------------------------------
         Principal Amount                          $31,923         $688,162         $10,400     $730,485
         Unamortized Premium (Discount)                553            1,823          (3,185)        (809)
                                          ---------------------------------------------------------------
         Amortized Cost                             32,476          689,985           7,215      729,676
         Unrealized Gains                               33                -               -           33
         Unrealized Losses                            (253)         (27,637)           (676)     (28,566)
                                          ---------------------------------------------------------------
         Fair Value                                $32,256         $662,348          $6,539     $701,143
                                          ===============================================================

        At December 31, 1998, fixed income securities consisted of the following:

                                            Adjustable Rate      Fixed Rate      Other Fixed
                                                   Mortgage        Mortgage           Income
        (in thousands)                           Securities      Securities       Securities           Total
                                           ------------------------------------------------------------------
        Principal Amount                            $61,590        $758,110           $5,400        $825,100
        Unamortized Premium (Discount)                  772             800           (1,381)            191
                                           ------------------------------------------------------------------
        Amortized Cost                               62,362         758,910            4,019         825,291
        Unrealized Gains                                 86           4,762                -           4,848
        Unrealized Losses                              (110)            (15)            (302)           (427)
                                           ------------------------------------------------------------------
        Fair Value                                  $62,338        $763,657           $3,717        $829,712
                                           ==================================================================

          The contractual final maturity of the mortgage loans supporting the mortgage securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

          A portion of the other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at December 31, 1999 and December 31, 1998 was approximately 3.0 and 3.8 years, respectively. The remaining portion has a fixed remaining maturity of approximately 2.5 years as of December 31, 1999.

          The adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At December 31, 1999, the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.3%. At December 31, 1998, the average periodic cap on the adjustable rate mortgage securities was 2.0% per annum and the average lifetime cap was equal to 11.3%.

          During the year ended December 31, 1999 the Company realized $194,000 in gains on the sale of $40,406,000 of fixed income securities which were classified as available-for-sale. During the year ended December 31, 1998 the Company realized $972,000 in gains on the sale of $594,201,000 of fixed income securities which were classified as available-for-sale.

          At December 31, 1999 and December 31, 1998, equity securities consisted of the following:


        (in thousands)                   December 31, 1999  December 31, 1998
                                         ------------------ ------------------
        Cost                                       $19,370            $14,154
        Unrealized Gains                               789              2,268
        Unrealized Losses                           (2,678)                 -
                                         ------------------ ------------------
        Fair Value                                 $17,481            $16,422
                                         ================== ==================

          During the year ended December 31, 1999 the Company realized $1,906,000 in gains on the sale of $9,636,000 of equity securities which were classified as available-for-sale. During the year ended December 31, 1998, the Company realized $303,000 in gains on the sale of $1,662,000 of equity securities which were classified as available-for-sale.

NOTE 4 - INTEREST RATE CAP AGREEMENTS AND TREASURY PUT OPTIONS

          Interest rate cap agreements include the carrying value of purchased interest rate caps, entered into by the Company in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. As discussed in Note 10, the Company has entered into certain interest rate swap transactions. The execution of these swaps eliminated the need for the cap protection previously purchased. Accordingly, the interest rate cap agreements no longer qualify for hedge accounting and were written down to zero during the year ended December 31, 1998. During the year ended December 31, 1999, the interest rate caps were sold resulting in a realized gain of $172,000 which is included in Net Gain on Investment Transactions in the 1999 Statement of Operations.

          The terms of outstanding interest rate cap agreements are as follows:

                              At December 31, 1999       At December 31, 1998
                              --------------------       --------------------
Notional Amount                         -                     $900,000,000
Average Contract Rate                   -                        10.4%
Average Final Maturity                  -                  January 24, 2002


          Under these agreements, the Company received cash payments to the extent of the excess of the three-month London Interbank Offered Rate ("LIBOR") over the agreements' contract rate times the notional amount.

          During the year ended December 31, 1999, the Company purchased put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000. The options did not qualify for hedge accounting under SFAS No. 80 and were therefore accounted for as trading securities under SFAS No. 115. The options expired during the year which resulted in a realized loss of $334,000, which is included in Net Gain on Investment Transactions in the 1999 Statement of Operations.

NOTE 5 - REVERSE REPURCHASE AGREEMENTS

          The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to LIBOR.

          At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $689,396,000.

          At December 31, 1998, the Company had outstanding $767,908,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.34% and a maturity of 2.9 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $800,260,000.

          For the year ended December 31, 1999, the average reverse repurchase agreement balance was $732,960,000 with a weighted average interest cost of 5.28%. The maximum reverse repurchase agreement balance outstanding during the year ended December 31, 1999 was $812,019,000.

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

                                            At December 31, 1999     At December 31, 1998

                                           Amortized                Amortized
                                                Cost   Fair Value        Cost   Fair Value
                                           ---------   ----------   ---------   ----------
        Mortgage related securities         $722,461     $694,604    $821,272     $825,995
        Equity securities                     19,370       17,481      14,154       16,422
        Other fixed income securities          7,215        6,539       4,019        3,717
        Interest rate swaps                        -        3,815           -       (9,994)
        Forward contracts                          -        3,909           -            -

          The Company bases its fair value estimates for mortgage related securities, equity securities, other fixed income securities, interest rate swaps, and forward contracts primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 7 - STOCK REPURCHASE PROGRAM

          The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At December 31, 1999 and December 31, 1998, the Company was authorized to repurchase an additional 552,900 shares of the Company's common stock pursuant to the repurchase program.

          At December 31, 1999 and December 31, 1998, the Company held 947,100 shares of treasury stock. During the year ended December 31, 1999, the Company did not repurchase any treasury shares. For the year ended December 31, 1998, the Company repurchased 947,100 shares which are held at cost in the Balance Sheets.


NOTE 8 - TRANSACTIONS WITH AFFILIATES

          The Company has entered into a Management Agreement (the "Management Agreement"), as amended, with TCW Investment Management Company (the "Manager"), a wholly owned subsidiary of The TCW Group, Inc., under which the Manager will manage its day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Company will pay the Manager annual base management compensation, payable monthly in arrears, equal to 3/4 of 1% of the average net invested capital as further defined in the Management Agreement.

          The Company paid the Manager $629,000, $644,000, and $43,000 in base management compensation during the years ended December 31, 1999 and 1998, and for the period from December 9, 1997 (commencement of operations) to December 31, 1997, respectively.

          The accrued liability for base management compensation was $157,000 and $154,000 at December 31, 1999 and 1998, respectively.

          The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

          The Company expensed $1,714,000 and $619,000 for incentive compensation to the Manager for the years ended December 31, 1999 and 1998, respectively. No incentive compensation was incurred for the period December 9, 1997 (commencement of operations) to December 31, 1997.

          The accrued liability for incentive compensation was $216,000 and $422,000 at December 31, 1999 and December 31, 1998, respectively.

          The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees (see Note 9).

          The Company's other fixed income investments include securities that are issued by special purpose companies that invest primarily in mortgage-related assets. The Manager serves as the investment manager to these companies and is paid fees in connection with such services. The Company does not anticipate paying any management fees directly to the Manager in connection with these investments.

NOTE 9 - STOCK OPTIONS

          The Company has adopted a stock option plan (the "Amended and Restated 1997 Stock Option Plan") that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code, and non-qualified stock options, stock appreciation rights and dividend equivalent rights. Stock options may be granted to directors of the Company ("employees"), and to the Manager and the directors, officers and key employees of the Manager ("non-employees").

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

          The Company recognized stock option expense relating to the options granted to the non-employees of $287,000 and $118,000 during the years ended December 31, 1999 and 1998, respectively, and $7,000 during the period December 9, 1997 (commencement of operations) to December 31, 1997.

          For stock options outstanding at December 31, 1999, the range of exercise prices is $10.38 to $15.00 per share and the weighted-average remaining contractual life is 8.24 years.

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

          If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                                            Year Ended     Period Ended
                                                            Year Ended    December 31,     December 31,
                                                     December 31, 1999            1998             1997
                                                     ---------------------------------------------------
         Net income - as reported                          $11,112,000      $5,547,000         $150,000
         Net income - pro forma                             10,611,000       5,411,000          143,000

         Basic earnings per share - as reported                  $1.93           $0.90            $0.02
         Diluted earnings per share - as reported                $1.92           $0.90            $0.02
         Basic earnings per share - pro forma                    $1.84           $0.87            $0.02
         Diluted earnings per share - pro forma                  $1.84           $0.87            $0.02

          Information regarding stock option activity during the years ended December 31, 1999, December 31, 1998, and the period ended December 31, 1997 is as follows:

                                                                         Weighted Average
                                                           Shares         Exercise Price
                                                      -----------------------------------
        Options Granted During 1997                        400,000            $15.00
        Exercised                                             -                  -
        Expired                                               -                  -
                                                      ------------------
        Options Outstanding at December 31, 1997           400,000              15.00

        Options Granted During 1998                        170,000              10.38
        Exercised                                             -                  -
        Expired                                               -                  -
                                                      ------------------
        Options Outstanding at December 31, 1998           570,000             13.62

        Options Granted During 1999                           -                  -
        Exercised                                             -                  -
        Expired                                               -                  -
                                                      ------------------
        Options Outstanding at December 31, 1999           570,000            $13.62
                                                      ==================

NOTE 10 - CONTRACTUAL COMMITMENTS

          During the years ended December 31, 1999 and December 31, 1998 the Company entered into interest rate swap agreements as summarized below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

    December 31, 1999:

                                                                Average      Unrealized
            Current            Average                        Termination      Gains
     Notional Amount (000)    Fixed Rate    Floating Rate        Date          (000)
    -----------------------------------------------------------------------------------
           $400,129             5.869%        1Mo LIBOR        8/9/2001        $3,815

    December 31, 1998:

                                                                Average      Unrealized
            Current            Average                        Termination     (Losses)
     Notional Amount (000)    Fixed Rate    Floating Rate        Date          (000)
    -----------------------------------------------------------------------------------
           $703,590             5.850%        1Mo LIBOR        2/16/2001      $(9,994)

          The Company paid $3,614,000 and $414,000 to the swap counter-parties during the years ended December 31, 1999 and 1998, respectively, which is included in interest expense in the Statements of Operations.

          During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000, which will be amortized over the remaining life of the original swap agreements. The net deferred loss is included in Other Assets on the 1999 Balance Sheet and the amortization expense is included in Interest Expense on the 1999 Statement of Operations. During the year ended December 31, 1999, $42,000 of the net deferred loss was amortized. The remaining net deferred loss will be fully amortized by August 31, 2000.

          The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At December 31, 1999 and 1998, the Company had securities with a fair market value of $2,592,000 and $17,327,000, respectively, on deposit with its counter-parties. If unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral. At December 31, 1999 the Company received fixed income securities with a fair market value of $1,600,000 as a deposit from a swap agreement counter-party.

NOTE 11 -  FORWARD CONTRACTS

          At December 31, 1999, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.

                               Average       Unrealized
            Current          Termination        Gains        Average Maturity of
     Notional Amount (000)       Date           (000)       Underlying Securities
     ----------------------------------------------------------------------------
           $335,000           2/12/2000        $3,909            3.36 Years


          During the year ended December 31, 1999, two forward contracts to sell U.S. Treasury notes with a notional amount of $135,000,000 and $100,000,000 were closed resulting in a deferred loss of $390,000 and deferred gain of $51,000, respectively. The deferred loss and gain are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was 4.8 years at December 31, 1999.

          The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market-weighted average duration approximately equal to the contracts shown above.

NOTE 12 - ADOPTION OF SHAREHOLDER RIGHTS PLAN

          On June 30, 1999, the Board of Directors of Apex Mortgage Capital, Inc. (the "Company") declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on July 30, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a Purchase Price of $50, subject to adjustment. The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the "Rights Agreement") between the Company and The Bank of New York, as Rights Agent.

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

          The Rights are not exercisable until the Distribution Date and will expire on July 30, 2009, unless earlier redeemed or exchanged by the Company.

NOTE 13 - RECLASSIFICATION ADJUSTMENTS OF COMPREHENSIVE INCOME

          The following is a presentation of the reclassification amounts to Comprehensive Income for the years ended December 31, 1999 and 1998:

                                                                           For the Year Ended    For the Year Ended
                                                                            December 31, 1999     December 31, 1998
                                                                           -------------------   --------------------
         Unrealized gains arising during the year                               $ (36,212,000)          $  6,689,000
         Less:  reclassification  adjustment for net gains included in net
         income                                                                      (899,000)              (188,000)

                                                                           -------------------   --------------------
         Net unrealized (loss) gains on investments available-for-sale          $ (37,111,000)          $  6,501,000
                                                                           ===================   ====================


NOTE 14 -   ACQUISITION ACTIVITY

          On September 8, 1999, the Company submitted an offer to acquire Impac Commercial Holdings, Inc. ("ICH") in a tax-free merger by exchanging
          0.60328 shares of its common stock for each ICH share outstanding. By letter dated October 26, 1999, the ICH board of Directors rejected the Company's offer. The offer by the Company to acquire ICH is still outstanding. However, an acquisition of ICH by the Company appears unlikely at this time.

NOTE 15 - SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The following is a presentation of the quarterly results of operations (amounts are in thousands except per share amounts):

                                                               Year Ended December 31, 1999
                                                  Fourth         Third        Second       First
                                                  Quarter       Quarter       Quarter       Quarter
                                                ------------  ------------  ------------   -----------
Interest Income                                     $12,375       $13,124       $13,081       $13,937
Interest Expense                                     10,093        10,231        10,760        11,261
                                                ------------  ------------  ------------   -----------
     Net Interest Income                              2,282         2,893         2,321         2,676
                                                ------------  ------------  ------------   -----------

Net Gain on Investment Transactions                     225           437           662           614

Dividend Income                                         489           503           684           711

General and Administrative Expenses                    (665)         (868)         (813)       (1,039)
                                                ------------  ------------  ------------   -----------
     Net Income                                      $2,331        $2,965        $2,854        $2,962
                                                ============  ============  ============   ===========

Basic EPS                                             $0.41         $0.52         $0.50         $0.51
                                                ============  ============  ============   ===========

Diluted EPS                                           $0.40         $0.51         $0.49         $0.51
                                                ============  ============  ============   ===========

Average Number of Shares Outstanding - Basic
  (net of treasury shares)                            5,753         5,753         5,753         5,753
                                                ============  ============  ============   ===========

Average Number of Shares Outstanding - Diluted
  (net of treasury shares)                            5,771         5,784         5,787         5,773
                                                ============  ============  ============   ===========

Dividend Declared Per Share                           $0.46         $0.46         $0.42         $0.38
                                                ============  ============  ============   ===========

                                                              Year Ended December 31, 1998
                                                  Fourth        Third        Second        First
                                                  Quarter      Quarter       Quarter      Quarter
                                               -----------------------------------------------------
Interest Income                                    $13,882      $13,688        $9,498        $4,907
Interest Expense                                    11,726       11,271         8,999         4,011
                                               ------------  -----------  ------------  ------------
     Net Interest Income                             2,156        2,417           499           896
                                               ------------  -----------  ------------  ------------

Net Gain on Investment Transactions                    571            7           469             -

Dividend Income                                        496          140             -             -

General and Administrative Expenses                   (841)        (572)         (359)         (332)

                                               ------------  -----------  ------------  ------------
     Net Income                                     $2,382       $1,992          $609          $564
                                               ============  ===========  ============  ============

Basic and Diluted EPS                                $0.41        $0.33         $0.10         $0.09
                                               ============  ===========  ============  ============

Average Number of Shares Outstanding
  (net of treasury shares)                           5,761        6,022         6,387         6,603
                                               ============  ===========  ============  ============

Dividend Declared Per Share                          $0.30        $0.27         $0.25         $0.25
                                               ============  ===========  ============  ============