Form 10-Q
period 2000-03-31
APEX MORTGAGE CAPITAL INC
filed 2000-05-09
CIK 1045956

===============================================================================
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 2000

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

Common Stock ($0.01 par value)                   5,753,000 as of April 25, 2000

===============================================================================
-------------------------------------------------------------------------------

                         APEX MORTGAGE CAPITAL, INC.
                                 FORM 10-Q

                                   INDEX


   PART I.        FINANCIAL INFORMATION                                                                          PAGE
                                                                                                                 ----
      ITEM 1.     FINANCIAL STATEMENTS

                           BALANCE SHEETS AT MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999                      3

                           STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
                           MARCH 31, 2000 AND MARCH 31, 1999 (UNAUDITED)                                           4

                           STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
                           MARCH 31, 2000 (UNAUDITED)                                                              5

                           STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                           MARCH 31, 2000 AND MARCH 31, 1999 (UNAUDITED)                                           6

                           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                               7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                    17

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       25


   PART II.       OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                                                                28

      ITEM 2.     CHANGES IN SECURITIES                                                                            28

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                  28

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              28

      ITEM 5.     OTHER INFORMATION                                                                                28

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                 28

      SIGNATURES                                                                                                   29


PART 1.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                         APEX MORTGAGE CAPITAL, INC.

                              BALANCE SHEETS


                                                                                      MARCH 31, 2000         DECEMBER 31, 1999
                                                                                        (Unaudited)
ASSETS

         Cash and cash equivalents                                                         $   2,849,000           $   2,605,000
         Fixed income securities available-for-sale, at fair value (Note 3)                  680,629,000             701,143,000
         Equity securities available-for-sale, at fair value (Note 3)                         16,349,000              17,481,000
         Accrued interest receivable                                                           4,597,000               6,254,000
         Principal payments receivable                                                           191,000               3,537,000
         Unrealized gain on forward contracts (Note 10)                                                -               3,909,000
         Other assets                                                                            383,000                 816,000

                                                                                  -----------------------  ----------------------
                                                                                           $ 704,998,000           $ 735,745,000
                                                                                  =======================  ======================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities
         Reverse repurchase agreements (Note 4)                                            $ 648,471,000           $ 672,660,000
         Accrued interest payable                                                                288,000               3,660,000
         Dividend payable                                                                      2,775,000               2,724,000
         Unrealized loss on forward contracts (Note 10)                                        1,796,000                       -
         Accrued expenses and other liabilities                                                  470,000                 660,000

                                                                                  -----------------------  ----------------------
                                                                                             653,800,000             679,704,000
                                                                                  -----------------------  ----------------------

     Commitments and contingencies (Notes 4, 9, and 10)

     Stockholders' Equity
         Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
              no shares outstanding
         Common stock, par value $0.01 per share; 100,000,000 shares
              authorized; 6,700,100 shares outstanding (Notes 7 and 8)                            67,000                   67,000
         Additional paid-in-capital                                                           93,289,000               93,265,000
         Accumulated other comprehensive income                                              (30,951,000)             (26,513,000)
         Accumulated dividend distributions in excess of net income                             (638,000)                (209,000)
         Treasury stock, at cost (947,100 shares) (Note 6)                                   (10,569,000)             (10,569,000)

                                                                                  -----------------------   ----------------------
                                                                                              51,198,000               56,041,000
                                                                                  -----------------------   ----------------------
                                                                                           $ 704,998,000            $ 735,745,000
                                                                                  =======================   ======================

     See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 THREE MONTHS            THREE MONTHS
                                                                     ENDED                   ENDED
                                                                MARCH 31, 2000          MARCH 31, 1999
INTEREST INCOME:
     Fixed income securities                                          $ 12,080,000            $ 13,848,000
     Cash and cash equivalents                                              57,000                  89,000
                                                             ----------------------  ----------------------
                                                                        12,137,000              13,937,000

INTEREST EXPENSE                                                         9,688,000              11,261,000

                                                             ----------------------  ----------------------
NET INTEREST INCOME                                                      2,449,000               2,676,000
                                                             ----------------------  ----------------------

NET GAIN ON INVESTMENT TRANSACTIONS                                              -                 614,000

DIVIDEND INCOME                                                            370,000                 711,000

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 7)                                               156,000                 157,000
     Incentive fee (Note 7)                                                152,000                 591,000
     Audit and tax  fees                                                    28,000                  11,000
     Insurance expense                                                      67,000                  67,000
     Directors' fees                                                        15,000                  15,000
     Stock option expense (Note 8)                                          24,000                  74,000
     Other                                                                  81,000                 124,000
                                                             ----------------------  ----------------------
                                                                           523,000               1,039,000
                                                             ----------------------  ----------------------

NET INCOME                                                            $  2,296,000            $  2,962,000
                                                             ======================  ======================

Net Income Per Share:

     Basic                                                                  $ 0.40                  $ 0.51
                                                             ======================  ======================
     Diluted                                                                $ 0.40                  $ 0.51
                                                             ======================  ======================

Weighted Average Number of Shares Outstanding:

     Basic                                                               5,753,000               5,753,000
                                                             ======================  ======================
     Diluted                                                             5,753,000               5,773,000
                                                             ======================  ======================

Dividends Declared Per Share                                                $ 0.46                  $ 0.38
                                                             ======================  ======================

See accompanying notes to financial statements

                          APEX MORTGAGE CAPITAL, INC.

                      STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


                                                                                                                Acccumulated
                                                                                            Acccumulated          Dividend
                                              Common Stock              Additional              Other           Distributions
                                     ------------------------------       Paid-in           Comprehensive       in Exesss of
                                         Shares          Amount           Capital           Income (Loss)        Net Income
                                     --------------  --------------  -----------------   -------------------  -----------------
Balance, December 31, 1999              6,700,100        $67,000        $93,265,000          ($26,513,000)         ($209,000)

Issuance of stock options
     to non-employees (Note 8)                                               24,000

Net income                                                                                                         2,296,000

Other comprehensive income:
     Net unrealized (loss) on
       investments available-for-sale                                                          (2,982,000)
     Unrealized loss and net
       deferred gains on forward
       contracts, net of
       reclassification adjustment
       (Note 11)                                                                               (1,456,000)


Comprehensive income (loss)




Dividends declared                                                                                                (2,725,000)
                                     --------------  --------------  -----------------   -------------------  -----------------
Balance, March 31, 2000                  6,700,100         $67,000      $93,289,000          ($30,951,000)         ($638,000)
                                     ==============  ==============  =================   ===================  =================

                                                                  Treasury
                                          Comprehensive            Stock,
                                         Income / (Loss)           At Cost                 Total
                                       -------------------   -------------------    ------------------
Balance, December 31, 1999                                         ($10,569,000)         $56,041,000

Issuance of stock options
     to non-employees (Note 8)                                                                24,000

Net income                                      2,296,000                                  2,296,000

Other comprehensive income:
     Net unrealized (loss) on
       investments available-for-sale          (2,982,000)                                (2,982,000)
     Unrealized loss and net
       deferred gains on forward
       contracts, net of
       reclassification adjustment
       (Note 11)                               (1,456,000)                                (1,456,000)
                                       -------------------
Comprehensive income (loss)                   ($2,142,000)
                                       ===================

Dividends declared                                                                        (2,725,000)
                                                             -------------------  -------------------
Balance, March 31, 2000                                            ($10,569,000)         $51,198,000
                                                             ===================  ===================

                         APEX MORTGAGE CAPITAL, INC.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                             FOR THE QUARTER          FOR THE QUARTER
                                                                                  ENDED                    ENDED
                                                                              MARCH 31, 2000          MARCH 31, 1999
OPERATING ACTIVITIES:
     Net Income                                                                  $ 2,296,000             $  2,962,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Amortization                                                             91,000                  164,000
             Net gain on investment transactions                                           -                 (614,000)
             Change in assets and liabilities:
                Accrued interest receivable                                        1,657,000                 (739,000)
                Other assets                                                         433,000                  118,000
                Accrued interest payable                                          (3,372,000)              (4,013,000)
                Accrued expenses and other liabilities                              (190,000)                 119,000
                                                                        ---------------------   ----------------------
                Net cash provided by (used in) operating activities                  915,000               (2,003,000)
                                                                        ---------------------   ----------------------

INVESTING ACTIVITIES:
     Purchase of equity securities                                                         -               (7,005,000)
     Purchase of fixed income securities                                                   -              (92,947,000)
     Payments on closed forward contracts                                         (1,119,000)                       -
     Proceeds from sales of equity securities                                              -                1,441,000
     Proceeds from sales of fixed income securities                                        -               40,406,000
     Proceeds from closed forward contracts                                        5,465,000                        -
     Principal payments on fixed income securities                                21,846,000               55,465,000
                                                                        ---------------------   ----------------------
                Net cash provided by (used in) investing activities               26,192,000               (2,640,000)
                                                                        ---------------------   ----------------------

FINANCING ACTIVITIES:
     Net proceeds from reverse repurchase agreements                             (24,189,000)              (2,890,000)
     Dividend distributions                                                       (2,674,000)              (1,720,000)
                                                                        ---------------------   ----------------------
                Net cash used in financing activities                            (26,863,000)              (4,610,000)
                                                                        ---------------------   ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 244,000               (9,253,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   2,605,000               12,679,000
                                                                        ---------------------   ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 2,849,000             $  3,426,000
                                                                        =====================   ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                      $13,033,000             $ 15,274,000
                                                                        =====================   ======================

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized loss on securities
         available-for-sale and forward contracts                                $(4,438,000)            $ (2,861,000)
                                                                        =====================   ======================
     Securities sold, not yet settled                                                      -             $      8,000
                                                                        =====================   ======================
     Principal payments, not yet received                                        $ 3,346,000             $    526,000
                                                                        =====================   ======================
     Securities purchased, not yet settled                                                 -             $    651,000
                                                                        =====================   ======================
     Dividends declared, not yet paid                                            $ 2,775,000             $  2,250,000
                                                                        =====================   ======================

                                      -6-

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

         The Company also enters into forward contracts to sell U.S. Treasury notes in order to mitigate the negative impact of rising interest rates on the fair value of its fixed income securities available-for-sale. Unrealized gains are shown as an asset on the balance sheet. Unrealized losses are shown as a liability on the balance sheet. All changes in the fair value of the forward contracts are included in accumulated other comprehensive income in the Statements of Stockholders' Equity. Realized gains or losses on the termination of the contracts are deferred in accumulated other comprehensive income on the Balance Sheets and are amortized over the remaining lives of the fixed income securities being hedged as an adjustment to interest income in the Statements of Operations.

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

     CREDIT RISK

         The Company has limited its exposure to credit losses on the majority of its portfolio of fixed income securities by purchasing securities that are either rated "AAA" by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies. In addition, the Company has the ability to purchase up to 10% of the portfolio in below investment grade securities. The Company has exposure to credit losses on this portion of the portfolio. Reserves for credit losses may be made if losses become probable. The Company has not recorded any reserves for credit losses since its inception.

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

         During the quarter ended March 31, 1999, the Company wrote off $64,000 of unamortized organization costs in accordance with the adoption of S.O.P. 98-5, "Reporting on the Cost of Start-Up Activities."

NOTE 3 - FIXED INCOME AND EQUITY SECURITIES

         At March 31, 2000, fixed income securities consisted of the following:


                                                     Adjustable Rate     Fixed Rate      Other Fixed
                                                          Mortgage        Mortgage          Income
         (in thousands)                                 Securities       Securities       Securities     Total
                                                  ---------------------------------------------------------------
         Principal Amount                                  $30,517         $671,067         $10,400     $711,984
         Unamortized Premium (Discount)                        528            1,800          (3,299)        (971)
                                                  ---------------------------------------------------------------
         Amortized Cost                                     31,045          672,867           7,101      711,013
         Unrealized Gains                                       38                -               -           38
         Unrealized Losses                                    (196)         (28,922)         (1,304)     (30,422)
                                                  ---------------------------------------------------------------
         Fair Value                                        $30,887         $643,945          $5,797     $680,629
                                                  ===============================================================

        At December 31, 1999, fixed income securities consisted of the following:

                                                   Adjustable Rate      Fixed Rate      Other Fixed
                                                        Mortgage         Mortgage          Income
        (in thousands)                                 Securities       Securities       Securities        Total
                                                  ---------------------------------------------------------------
        Principal Amount                                   $31,923         $688,162         $10,400     $730,485
        Unamortized Premium (Discount)                         553            1,832          (3,185)        (809)
                                                  ---------------------------------------------------------------
        Amortized Cost                                      32,476          689,985           7,215      729,676
        Unrealized Gains                                        33                -               -           33
        Unrealized Losses                                     (253)         (27,637)           (676)     (28,566)
                                                  ---------------------------------------------------------------
        Fair Value                                         $32,256         $662,348          $6,539     $701,143
                                                  ===============================================================

         The contractual final maturity of the mortgage loans supporting the mortgage securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         A portion of the other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at March 31, 2000 and December 31, 1999 was approximately 2.7 and 3.0 years, respectively. The remaining portion has a fixed remaining maturity of approximately 2.3 years as of March 31, 2000.

         The adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At March 31, 2000 and December 31, 1999 the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.3%.

         During the quarter ended March 31, 2000 the Company had no sales of fixed income securities. During the quarter ended March 31, 1999 the Company realized $194,000 in gains on the sale of $40,406,000 of fixed income securities which were classified as available-for-sale.

         At March 31, 2000 and December 31, 1999, equity securities consisted of the following:


        (in thousands)                              March 31, 2000           December 31, 1999
                                               ------------------------- ------------------------
        Cost                                            $19,370                  $19,370
        Unrealized Gains                                  1,006                      789
        Unrealized Losses                                (4,027)                  (2,678)
                                               ------------------------- ------------------------
        Fair Value                                      $16,349                  $17,481
                                               ========================= ========================

         During the quarter ended March 31, 2000 the Company had no sales of equity securities. During the quarter ended March 31, 1999, the Company realized $420,000 in gains on the sale of $1,411,000 of equity securities which were classified as available-for-sale.

         At March 31, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $3,543,000 and $3,350,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted. The Company could also incur losses if the Dynex investments are sold or written down if permanent impairment were to occur.

NOTE 4 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to LIBOR.

         At March 31, 2000, the Company had outstanding $648,471,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.12% and a maturity of 1.1 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $679,965,265.

         At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $689,396,000.

         For the quarter ended March 31, 2000, the average reverse repurchase agreement balance was $661,955,000 with a weighted average interest cost of 5.91%. The maximum reverse repurchase agreement balance outstanding during the three months ended March 31, 2000 was $672,660,000.

         For the quarter ended March 31, 1999, the average reverse repurchase agreement balance was $786,472,000 with a weighted average interest cost of 5.09%. The maximum reverse repurchase agreement balance outstanding during the quarter ended March 31, 1999 was $812,019,000.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                     At March 31, 2000                    At December 31, 1999

                                                   Amortized                             Amortized
                                                        Cost   Fair Value                     Cost      Fair Value
                                                 -------------------------            ----------------------------
        Mortgage related securities                 $703,911     $674,832                 $722,461        $694,604
        Equity securities                             19,370       16,349                   19,370          17,481
        Other fixed income securities                  7,101        5,797                    7,215           6,539
        Interest rate swaps                                -        4,587                        -           3,815
        Forward contracts                                  -       (1,796)                       -           3,909


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

NOTE 6 - STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At March 31, 2000 and December 31, 1999, the Company was authorized to repurchase an additional 552,900 shares of the Company's common stock pursuant to the repurchase program.

         At March 31, 2000 and December 31, 1999, the Company held 947,100 shares of treasury stock. During the three months ended March 31, 2000 and year ended December 31, 1999, the Company did not repurchase any treasury shares.

NOTE 7 - TRANSACTIONS WITH AFFILIATES

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

         The Company recorded expense of $156,000 and $157,000 in base management compensation to the Manager during the quarters ended March 31, 2000 and 1999, respectively.

         The accrued liability for base management compensation was $156,000 and $157,000 at March 31, 2000 and December 31, 1999, respectively.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year U.S. Treasury rate plus 1% as further defined in the Management Agreement.

         The Company recorded expense of $152,000 and $591,000 for incentive compensation to the Manager for the quarters ended March 31, 2000 and 1999, respectively.

         The accrued liability for incentive compensation was $152,000 and $216,000 at March 31, 2000 and December 31, 1999, respectively.

         The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees (see Note 8).

         The Management Agreement may be renewed each year at the discretion of the Company's Board of Directors, unless previously terminated by the Company or the Manager upon written notice. Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee, which may be significant. The termination or non-renewal fee shall be equal to the fair market value of the Management Agreement without regard to the Company's termination right, as determined by an independent appraisal. Neither the fair market value of the Management Agreement nor the various factors which the appraiser may find relevant in its determination of the fair market value can be determined at this time. The fair market value of the Management Agreement will be affected by significant variables, including (i) the historical management fees paid to the Manager, (ii) any projections of future management fees to be paid to the Manager determined by the independent appraiser, (iii) the relative valuations of agreements similar to the Management Agreement and (iv) other factors, all of which may be unrelated to the performance of the Manager. Similar management agreements have been valued at as much as eight times the historical annual fees paid under such agreements. Any termination or non-renewal fee paid may be materially greater than eight times historical fees and the Company can provide no assurance at this time as to the amount of any such fee.

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

NOTE 8 - STOCK OPTIONS

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

         The Company recognized stock option expense relating to the options granted to the non-employees of $24,000 and $74,000 during the quarters ended March 31, 2000 and 1999, respectively.

         For stock options outstanding at March 31, 2000, the range of exercise prices is $10.38 to $15.00 per share and the weighted-average remaining contractual life is 7.99 years.

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

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:


                                                                           Quarter Ended      Quarter Ended
                                                                          March 31, 2000     March 31, 1999
                                                                        -------------------------------------
         Net income - as reported                                             $2,296,000         $2,962,000
         Net income - pro forma                                               $2,254,000          2,837,000

         Basic earnings per share - as reported                                     $.40              $0.51
         Diluted earnings per share - as reported                                   $.40              $0.51
         Basic earnings per share - pro forma                                       $.39              $0.49
         Diluted earnings per share - pro forma                                     $.39              $0.49

         Information regarding stock option activity during the quarters ended March 31, 2000 is as follows:


                                                                                                   Weighted
                                                                                                    Average
                                                                                 Shares         Exercise Price
                                                                            ------------------ ------------------
        Options Granted Prior to December 31, 1999                               570,000             13.62
        Exercised                                                                   -                  -
        Expired                                                                     -                  -
                                                                            ------------------
        Options Outstanding at March 31, 2000                                    570,000            $13.62
                                                                            ==================

NOTE 9 - CONTRACTUAL COMMITMENTS

         During the quarter ended March 31, 2000 and year ended December 31, 1999, the Company entered into interest rate swap agreements as summarized below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


    March 31, 2000:

                                                                                        Average           Unrealized
            Current                   Average                                         Termination           Gains
     Notional Amount (000)           Fixed Rate               Floating Rate              Date               (000)
    ------------------------ --------------------------- ------------------------ -------------------- -----------------
           $389,692                    5.868%                   1Mo LIBOR              8/9/2001             $4,587

    December 31, 1999:

                                                                                        Average           Unrealized
            Current                   Average                                         Termination           Gains
     Notional Amount (000)           Fixed Rate               Floating Rate              Date               (000)
    ------------------------ --------------------------- ------------------------ -------------------- -----------------

           $400,129                    5.869%                   1Mo LIBOR              8/9/2001             $3,815


         The Company received $249,000 from and paid $1,262,000 to the swap counter-parties during the quarters ended March 31, 2000 and 1999, respectively, which is included in interest expense in the Statements of Operations.

         During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000, which will be amortized over the remaining life of the original swap agreements. The net deferred loss is included in Other Assets on the 1999 Balance Sheet and the amortization expense is included in Interest Expense on the 1999 Statement of Operations. During the quarter ended March 31, 2000, $25,000 of the net deferred loss was amortized. There was no amortization of the net deferred loss during the quarter ended March 31, 1999. The remaining net deferred loss will be fully amortized by August 31, 2000.

         The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At March 31, 2000 and December 31, 1999, the Company had securities with a fair market value of $1,345,000 and $2,592,000, respectively, on deposit with its counter-parties. If unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral. At March 31, 2000, the Company received fixed income securities with a fair market value of $2,870,000 and $1,484,000 in cash as a deposit from swap agreement counter-parties. At December 31, 2000, the Company received fixed income securities with a fair market value of $1,600,000 as a deposit from a swap agreement counter-party.

NOTE 10 -  FORWARD CONTRACTS

         At March 31, 2000, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                           Average                     Unrealized
            Current                      Termination                     Losses                Average Maturity of
     Notional Amount (000)                   Date                         (000)               Underlying Securities
    -------------------------- ------------------------------- -------------------------- ----------------------------
           $435,000                        5/21/2000                     $(1,796)                   3.32 Years

         The following is a presentation of forward contracts closed during the quarter ended March 31, 2000:


                                                                                Deferred
                             Notional Amount              Closing            Gains (Losses)
                                  (000)                     Date                  (000)
                        -----------------------------------------------------------------------
                                 135,000                  01/13/00                2,552
                                 100,000                  01/20/00                1,164
                                 100,000                  02/03/00                   55
                                 100,000                  03/10/00                1,644
                                 135,000                  03/31/00                 (738)
                        --------------------------                         --------------------
                                 570,000                                          4,677
                        ==========================                         ====================

         The deferred losses and gains are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was 5.1 years at March 31, 2000.

         At December 31, 1999, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                         Average                     Unrealized
            Current                    Termination                      Gains                Average Maturity of
     Notional Amount (000)                 Date                         (000)               Underlying Securities
    ------------------------- ------------------------------- -------------------------- ----------------------------
            $335,000                    2/12/2000                       $3,909                    3.36 Years


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

NOTE 11  - RECLASSIFICATION ADJUSTMENTS OF COMPREHENSIVE INCOME

         The following is a presentation of the reclassification amounts to Comprehensive Income for the quarter ended March 31, 2000:

                                                                                For the Quarter       For the Quarter
                                                                             Ended March 31, 2000  Ended March 31, 1999
                                                                             --------------------- ---------------------
         Unrealized losses arising during the quarter                              $   (2,982,000)       $   (2,666,000)
         Less:  reclassification  adjustment for net gains included in net
         income                                                                                 -              (195,000)
                                                                             --------------------- ---------------------
         Net unrealized (loss) gains on investments held-for-sale                  $   (2,982,000)       $   (2,861,000)
                                                                             ===================== =====================

                                                                                  For the Quarter       For the Quarter
                                                                             Ended March 31, 2000  Ended March 31, 1999
                                                                             --------------------- ---------------------

         Unrealized losses arising during the quarter                              $   (6,036,000)       $            -
         Net deferred gains from forward contracts closed during the quarter            4,677,000                     -
         Less:  reclassification  adjustment  for net gains  included in net
         income                                                                           (97,000)                    -
                                                                             --------------------- ---------------------
         Net unrealized loss on forward contracts                                  $   (1,456,000)       $            -
                                                                             ===================== =====================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     SAFE HARBOR/FORWARD LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "intend," "continue," or "believes" or the negatives thereof or other variations thereon or comparable terminology. Discussed below are some important factors that would cause actual results to differ materially from those in any forward-looking statements, including changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the Company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among others. In addition, the degree of risk is increased by the Company's leveraging of its assets. For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see "Principal Risks and Special Considerations", "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Item 7A Quantitative and Qualitative Disclosures About Market Risk" in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

                                    POLICIES

     The Company's current investment policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 1999.

                               FINANCIAL CONDITION

FIXED INCOME SECURITIES

At March 31, 2000, the Company held $680,629,000 of Fixed Income Securities as compared to $701,143,000 at December 31, 1999. The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):


                                               March 31, 2000              December 31, 1999
                                        -----------------------------------------------------------
                                                          Percent of      Carrying      Percent of
Fixed Income Securities                 Carrying Value     Portfolio       Value        Portfolio
---------------------------------------------------------------------------------------------------
Mortgage Securities:
  Adjustable Rate (1)                      $    30,887         4.50%    $   32,256           4.60%
  Fixed Rate                                   643,945        94.50%       662,348          94.40%
Other Fixed Income Securities                    5,797         1.00%         6,539           1.00%
                                        ---------------  ------------ ------------- ---------------
     Totals                                $   680,629       100.00%    $  701,143         100.00%
                                        ===============  ============ ============= ===============

          (1) At March 31, 2000 and December 31, 1999, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at March 31, 2000 (dollars in thousands):


                                                           Percent of                                             Weighted
                                                            Total Par   Amortized                    Current      Average
Security Type                               Par Amount       Amount    Cost Basis   Market Price      Coupon      Life (1)
---------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs              $162,711        22.80%       100.49%        96.70%       6.50%           5.0
20 Year Agency Pass-throughs                   246,939        34.70%       100.45%        95.50%       6.50%           6.3
30 Year Agency Pass-throughs                    30,578         4.30%       101.36%        95.86%       6.99%           7.8
AAA CMOs                                       230,838        32.40%        99.77%        95.94%       6.82%           7.5
                                        ---------------  ------------ ------------- -------------    --------   -----------
Total Fixed Rate Holdings                     $671,066        94.20%       100.27%        95.96%       6.63%           6.5

Other Fixed Income Securities                   10,400         1.50%        68.28%        55.74%      15.56%           2.5
Adjustable Rate Holdings                        30,518         4.30%       101.73%       101.21%       6.62%           1.0
                                        ---------------  ------------ ------------- -------------    --------   -----------

Total Portfolio                               $711,984       100.00%        99.86%        95.60%       6.76%           6.2
                                        ===============  ============ ============= =============    ========   ===========

     The following table shows various weighted average characteristics of the Mortgage-Backed Securities held by the Company at December 31, 1999 (dollars in thousands):

                                                         Percent of                                             Weighted
                                                          Total Par    Amortized                     Current    Average
Security Type                             Par Amount       Amount      Cost Basis   Market Price     Coupon      Life (1)
---------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs              $167,717        23.00%       100.49%         97.30%      6.50%       5.1
20 Year Agency Pass-throughs                   251,819        34.50%       100.46%         96.26%      6.50%       6.4
30 Year Agency Pass-throughs                    31,424         4.30%       101.36%         95.98%      6.99%       7.7
AAA CMOs                                       237,202        32.40%        99.76%         95.53%      6.82%       7.2
                                        ---------------  ------------ ------------- --------------   --------   -----------
Total Fixed Rate Holdings                     $688,162        94.20%       100.26%         96.25%      6.63%       6.4

Other Fixed Income Securities                   10,400         1.40%        69.38%         62.88%     15.53%       2.1
Adjustable Rate Holdings                        31,923         4.40%       101.73%        101.04%      6.62%       1.0
                                        ---------------  ------------ ------------- --------------   --------   -----------

Total Portfolio                               $730,485       100.00%        99.89%         95.88%      6.76%       6.1
                                        ===============  ============ ============= ==============   ========   ===========

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

EQUITY SECURITIES

     At March 31, 2000 the Company held $16,349,000 of equity securities compared to $17,481,000 at December 31, 1999. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At March 31, 2000, equity securities consisted of the following:


(in thousands)                                     Shares Held              Cost           Fair Value
                                                  ---------------------------------------------------
COMMON STOCK:
American Residential Investment Trust, Inc.                109            $   611            $   626
Anthracite Capital, Inc.                                   500              3,071              3,562
Anworth Mortgage Asset Corporation                         222                994                983
Dynex Cap, Inc.                                             75              1,080                422
Hanover Capital Mortgage Holdings, Inc.                    385              1,842              1,420
Impac Commercial Holdings, Inc.                            249              1,441              1,307
                                                               --------------------------------------
    Total Common Stock                                                      9,039              8,320
                                                               --------------------------------------

CONVERTIBLE PREFERRED STOCK:
Capstead Mortgage, $1.26                                   520              4,408              4,908
Dynex Capital, Inc., $2.34                                  53                920                492
Dynex Capital, Inc., 9.55%                                 150              2,711              1,406
Dynex Capital, Inc., 9.73%                                 108              2,292              1,223
                                                               --------------------------------------
    Total Convertible Preferred Stock                                      10,331              8,029
                                                               --------------------------------------

Total Equity Securities                                                   $19,370            $16,349
                                                               ======================================

At December 31, 1999, equity securities consisted of the following:

  (In thousands)                                   Shares Held               Cost        Fair Value
                                                  --------------------------------------------------

  COMMON STOCK:
  American Residential Investment Trust, Inc.              109            $   611            $  748
  Anthracite Capital, Inc.                                 500              3,071             3,188
  Anworth Mortgage Asset Corporation                       222                994               997
  Dynex Capital, Inc.                                       75              1,080               483
  Hanover Capital Mortgage Holdings, Inc.                  385              1,842             1,396
  Impac Commercial Holdings, Inc.                          249              1,441             1,307
                                                               -------------------------------------
      Total Common Stock                                                    9,039             8,119
                                                               -------------------------------------

  CONVERTIBLE PREFERRED STOCK:
  Capstead Mortgage Corporation, Series B                  520              4,408             4,940
  Dynex Capital, Inc., Series A                             53                920               715
  Dynex Capital, Inc., Series B                            150              2,711             1,987
  Dynex Capital, Inc., Series C                            108              2,292             1,720
                                                               -------------------------------------
      Total Convertible Preferred Stock                                    10,331             9,362
                                                               -------------------------------------

  Total Equity Securities                                                 $19,370           $17,481
                                                               =====================================

     The Company's investments in other real estate investment trusts consist of publicly traded preferred and common stock securities issued by companies involved in the mortgage finance industry. The Company generally expects to receive dividend income on the majority of these investments.

HEDGING INSTRUMENTS

     At March 31, 2000, the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


                                                                                    Average             Unrealized
            Current                 Average                                       Termination             Gains
     Notional Amount (000)         Fixed Rate            Floating Rate               Date                 (000)
    ------------------------ ----------------------- ---------------------- ------------------------ -------------------
           $389,692                  5.868%                1Mo LIBOR               8/9/2001                $4,587

     The weighted average life of the agreements at March 31, 2000 was 1.3 years.

     At December 31, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below.


                                                                                    Average              Unrealized
            Current                 Average                                       Termination           Gains (Losses)
     Notional Amount (000)         Fixed Rate            Floating Rate               Date                  (000)
    ------------------------ ----------------------- ---------------------- ------------------------ -------------------
           $400,129                  5.869%                1Mo LIBOR               8/9/2001                $3,815


     The weighted average life of the agreements at December 31, 1999 was 1.6 years.

     The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At March 31, 2000 and December 31, 1999, the Company had securities with a fair market value of $1,345,000 and $2,592,000, respectively, on deposit with its counter-parties. If unrealized losses on the interest rate swap agreements were to increase, the Company would be required to deposit additional collateral. At March 31, 2000, the Company received fixed income securities with a fair market value of $2,870,000 and $1,484,000 in cash as a deposit from swap agreement counter-parties. At December 31, 1999, the Company received fixed income securities with a fair market value of $1,600,000 as a deposit from a swap agreement counter-party.

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

At March 31, 2000, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                                      Fair value of             Average               Unrealized
            Current           Average Contract          contracts             Termination           Gains (Losses)
     Notional Amount (000)          Price                 (000)                  Date                    (000)
    ------------------------ -------------------- ---------------------- ---------------------- ------------------------
           $435,000                 97.736                426,948               5/21/2000               $(1,796)


     The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market weighted average duration approximately equal to the contracts shown above.

         The following is a presentation of forward contracts closed during the quarter ended March 31, 2000:

                                                                                Deferred
                             Notional Amount              Closing              Gain (Loss)
                                  (000)                     Date                  (000)
                        -----------------------------------------------------------------------
                                 135,000                  01/13/00                2,552
                                 100,000                  01/20/00                1,164
                                 100,000                  02/03/00                   55
                                 100,000                  03/10/00                1,644
                                 135,000                  03/31/00                 (738)
                        --------------------------                         --------------------

                                 570,000                                          4,677
                        ==========================                         ====================

     The deferred loss and gain are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was 5.1 years at March 31, 2000.

LIABILITIES

     The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

     At March 31, 2000, the Company had outstanding $648,471,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.12% and a maturity of 1.1 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $679,965,265.

     At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $689,396,000.

     The Company had $10,685,000 and $7,044,000 of other liabilities at March 31, 2000 and December 31, 1999, respectively, consisting primarily of dividend payable and deferred gain on forward contracts at March 31, 2000 and accrued interest payable and dividend payable at December 31, 1999. The Company anticipates settling all other liabilities within one year by entering into additional reverse repurchase agreements.

OTHER MATTERS

At March 31, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $3,543,000 and $3,350,000, respectively. During the year ended December 31,

1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted. The Company could also incur losses if the Dynex investments are sold or written down if permanent impairment were to occur.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

     For the quarter ended March 31, 2000, the Company's net income was $2,296,000, or $.40 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding. That compares to $2,962,000, or $0.51 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 and 5,773,000 shares outstanding, respectively for the quarter ended March 31, 1999. Net interest income for the quarter ended March 31, 2000 was $2,449,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $2,676,000 for the quarter ended March 31, 1999. The Company reported dividend income of $370,000 from dividends on equity investments for the quarter ended March 31, 2000. The Company reported dividend income of $711,000 from dividends on equity investments for the quarter ended March 31, 1999. The Company had no gains or losses on investment transactions during the quarter ended March 31, 2000. The Company realized a net gain of $614,000 primarily from the sale mortgage-backed securities and equity securities for the quarter ended March 31, 1999. The Company incurred operating expenses of $523,000 for the quarter ended March 31, 2000 consisting of incentive fees, management fees, audit, tax, legal, printing, insurance and other expenses compared to $1,039,000 for the quarter ended March 31, 1999.

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


                                            AVERAGE BALANCE AND RATE TABLE
                                                (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                       March 31, 2000                    March 31, 1999

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                           $709,780            6.65%          $826,343          6.64%
     Other Fixed Income Assets                        7,141           16.02%             4,203         13.48%
     Cash and Cash Equivalents                        4,671            4.88%             6,687          5.32%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  721,592            6.73%           837,233          6.66%
                                                ------------     ------------      ------------    -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  661,955            5.85%           786,472          5.73%
                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread              $59,637            0.88%           $50,761          0.93%
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

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):


                                            AVERAGE BALANCE AND RATE TABLE
                                                (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                       March 31, 2000                    March 31, 1999

                                                                  Effective                         Effective
                                                  Average         Dividend           Average        Dividend
                                                  Balance           Yield            Balance          Yield
                                                ------------     ------------      ------------    -----------
     Equity securities                            $19,370           7.64%            $16,416         17.32%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of March 31, 2000 and December 31, 1999, consisted of reverse repurchase agreements totaling $648,471,000 and $672,660,000, respectively. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At March 31, 2000 and December 31, 1999, the Company had borrowing arrangements with over twenty different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

-------------------------------------------------------------------------------------------------------
                                                                 Fair Value for Scenario Shown
                                                            Interest                       Interest
                                                           Rates Fall                     Rates Rise
                                                           100 Basis                       100 Basis
                                                             Points        Unchanged        Points
-------------------------------------------------------------------------------------------------------
Interest Rate Sensitive Instruments                          $35,850        $34,949       $ 29,510

Change in Fair Value                                            $901              -        ($5,439)
Change as a Percent of Fair Value                              0.13%              -         (0.80%)
Change as a Percent of Stockholders' Equity                    1.76%              -        (10.62%)
Change on a Per Share Basis                                    $0.16              -         ($0.95)

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

------------------------------------------------------------------------------------------------------
                                                                 Fair Value for Scenario Shown
                                                           Prices                          Prices
                                                        Decrease 10%     Unchanged      Increase 10%
------------------------------------------------------------------------------------------------------
Equity Investments                                        $14,714         $16,349         $17,984

Change in Fair Value                                       (1,635)              -           1,635
Change as a Percent of Fair Value                            (10%)              -             10%
Change as a Percent of Stockholders' Equity                 (3.5%)              -            3.5%
Change on a Per Share Basis                                 (0.28)              -            0.28

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

     Not Applicable.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  EXHIBITS

The following exhibits are part of this quarterly report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

EXHIBIT NO.                DESCRIPTION
-----------                ----------------------------------------------------
27                         Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Apex Mortgage Capital, Inc.
                                  (Registrant)

Dated: May 9, 2000              /s/ Philip A. Barach
                                -----------------------------------------
                                Philip A. Barach
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Dated: May 9, 2000              /s/ Daniel K. Osborne
                                -----------------------------------------
                                Daniel K. Osborne
                                Executive Vice President
                                Chief Operating Officer and
                                Chief Financial Officer
                                (Principal Accounting Officer)