Form 10-Q
period 2000-06-30
APEX MORTGAGE CAPITAL INC
filed 2000-08-10
CIK 1045956

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

         FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 2000

                                       OR

         TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ------- OF 1934

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

Common Stock ($0.01 par value)                   5,753,000 as of August 3, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           APEX MORTGAGE CAPITAL, INC.
                                    FORM 10-Q


                                      INDEX


PART I.        FINANCIAL INFORMATION                                                            PAGE
   Item 1.     Financial Statements

                     Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999            3

                     Statements of Operations for the six months ended
                     June 30, 2000 and June 30, 1999 (unaudited)                                  4

                     Statement of Stockholders' Equity for the six months ended
                     June 30, 2000 (unaudited)                                                    5

                     Statements of Cash Flows for the six months ended
                     June 30, 2000 and June 30, 1999 (unaudited)                                  6

                     Notes to Financial Statements (unaudited)                                    7

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                     17

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                        26


PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                 29

   Item 2.     Changes in Securities                                                             29

   Item 3.     Defaults Upon Senior Securities                                                   29

   Item 4.     Submission of Matters to a Vote of Security Holders                               30

   Item 5.     Other Information                                                                 30

   Item 6.     Exhibits and Reports on Form 8-K                                                  30


   Signatures                                                                                    31


PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           APEX MORTGAGE CAPITAL, INC.

                                 BALANCE SHEETS

                                                                                            JUNE 30, 2000    DECEMBER 31, 1999
ASSETS                                                                                       (Unaudited)
         Cash and cash equivalents                                                              3,414,000      $   2,605,000
         Fixed income securities available-for-sale, at fair value (Note 3)                   561,691,000        701,143,000
         Equity securities available-for-sale, at fair value (Note 3)                          10,435,000         17,481,000
         Accrued interest receivable                                                            3,675,000          6,254,000
         Principal payments receivable                                                               --            3,537,000
         Unrealized gain on forward contracts (Note 10)                                              --            3,909,000
         Other assets                                                                             344,000            816,000

                                                                                            -------------      -------------
                                                                                            $ 579,559,000      $ 735,745,000
                                                                                            =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

         Reverse repurchase agreements (Note 4)                                             $ 527,191,000      $ 672,660,000
         Accrued interest payable                                                                 762,000          3,660,000
         Dividend payable                                                                       2,073,000          2,724,000
         Unrealized loss on forward contracts (Note 10)                                           905,000               --
         Accrued expenses and other liabilities                                                   292,000            660,000

                                                                                            -------------      -------------
                                                                                              531,223,000        679,704,000
                                                                                            -------------      -------------

     Commitments and contingencies (Notes 4, 9, and 10)

     Stockholders' Equity

         Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
              no shares outstanding
         Common stock, par value $0.01 per share; 100,000,000 shares
              authorized; 6,700,100 shares outstanding (Notes 7 and 8)                             67,000             67,000
         Additional paid-in-capital                                                            93,313,000         93,265,000
         Accumulated other comprehensive income                                               (26,649,000)       (26,513,000)
         Accumulated dividend distributions in excess of net income                            (7,826,000)          (209,000)
         Treasury stock, at cost (947,100 shares) (Note 6)                                    (10,569,000)       (10,569,000)

                                                                                            -------------      -------------
                                                                                               48,336,000         56,041,000
                                                                                            -------------      -------------
                                                                                            $ 579,559,000      $ 735,745,000
                                                                                            =============      =============


See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                            STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                      THREE MONTHS    THREE MONTHS    SIX MONTHS    SIX MONTHS
                                                         ENDED           ENDED          ENDED          ENDED
                                                     JUNE 30, 2000   JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
INTEREST INCOME:
     Fixed income securities                          $ 10,789,000   $ 13,020,000   $ 22,868,000   $ 26,868,000
     Cash and cash equivalents                             105,000         61,000        162,000        150,000
                                                      ------------   ------------   ------------   ------------
                                                        10,894,000     13,081,000     23,030,000     27,018,000

INTEREST EXPENSE                                         8,590,000     10,760,000     18,278,000     22,021,000

                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                      2,304,000      2,321,000      4,752,000      4,997,000
                                                      ------------   ------------   ------------   ------------

NET GAIN (LOSS) ON INVESTMENT TRANSACTIONS              (7,532,000)       662,000     (7,532,000)     1,277,000

DIVIDEND INCOME                                            354,000        684,000        724,000      1,395,000

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 7)                               147,000        158,000        303,000        314,000
     Incentive fee (Note 7)                               (152,000)       426,000           --        1,017,000
     Audit and tax  fees                                    23,000         19,000         51,000         31,000
     Insurance expense                                      66,000         67,000        133,000        133,000
     Directors' fees                                        14,000         15,000         29,000         30,000
     Stock option expense (Note 8)                          24,000         71,000         48,000        146,000
     Other                                                 119,000         57,000        200,000        182,000
                                                      ------------   ------------   ------------   ------------
                                                           241,000        813,000        764,000      1,853,000
                                                      ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                     $ (5,115,000)  $  2,854,000   $ (2,820,000)  $  5,816,000
                                                      ============   ============   ============   ============

Net Income (Loss) Per Share:
     Basic                                            $      (0.89)  $       0.50   $      (0.49)  $       1.01
                                                      ============   ============   ============   ============
     Diluted                                          $      (0.89)  $       0.49   $      (0.49)  $       1.01
                                                      ============   ============   ============   ============

Weighted Average Number of Shares Outstanding:
     Basic                                               5,753,000      5,753,000      5,753,000      5,753,000
                                                      ============   ============   ============   ============
     Diluted                                             5,753,000      5,787,000      5,753,000      5,780,000
                                                      ============   ============   ============   ============

Dividends Declared Per Share                          $       0.35   $       0.42   $       0.81   $       0.80
                                                      ============   ============   ============   ============



See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                                                                           Acccumulated
                                             Common Stock               Additional            Other
                                     ------------------------------      Paid-in           Comprehensive
                                         Shares          Amount           Capital           Income (Loss)
                                     --------------  --------------  -----------------   -------------------
Balance, December 31, 1999               6,700,100         $67,000        $93,265,000          ($26,513,000)

Issuance of stock options
     to non-employees (Note 8)                                                 24,000

Net income

Other comprehensive income:
     Net unrealized (loss) on
     investments available-for-sale                                                              (2,982,000)

     Unrealized loss and net
     deferred gains on forward
     contracts, net of
     reclassification adjustment                                                                 (1,456,000)
       (Note 11)

Comprehensive income (loss)

Dividends declared

                                     --------------  --------------  -----------------   -------------------
Balance, March 31, 2000                  6,700,100         $67,000        $93,289,000          ($30,951,000)

Issuance of stock options
     to non-employees (Note 8)                                                 24,000

Net income

Other comprehensive income:
     Net unrealized (loss) on
     investments available-for-sale,                                                              3,536,000
     net of reclassification
     adjustment  (Note 11)

     Unrealized (loss) and net
     deferred losses on forward
     contracts, net of
     reclassification adjustment                                                                 (4,148,000)
       (Note 11)

     Net deferred gains from
     interest rate swaps closed
     during the quarter, net of
     reclassification adjustment                                                                  4,914,000
       (Note 11)

Comprehensive income (loss)

Dividends declared
                                     --------------  --------------  -----------------   -------------------
Balance, June 30, 2000                   6,700,100         $67,000        $93,313,000          ($26,649,000)
                                     ==============  ==============  =================   ===================




                                      Acccumulated
                                        Dividend
                                      Distributions                               Treasury
                                     in Exesss of        Comprehensive             Stock,
                                       Net Income        Income / (Loss)           At Cost               Total
                                    -----------------  -------------------   -------------------  -------------------
Balance, December 31, 1999                 ($209,000)                              ($10,569,000)         $56,041,000

Issuance of stock options
     to non-employees (Note 8)                                                                                24,000

Net income                                 2,296,000            2,296,000                                  2,296,000

Other comprehensive income:
     Net unrealized (loss) on
     investments available-for-sale                            (2,982,000)                                (2,982,000)

     Unrealized loss and net
     deferred gains on forward
     contracts, net of
     reclassification adjustment                               (1,456,000)                                (1,456,000)
       (Note 11)
                                                       -------------------
Comprehensive income (loss)                                   ($2,142,000)
                                                       ===================

Dividends declared                        (2,725,000)                                                     (2,725,000)

                                    -----------------                        -------------------  -------------------
Balance, March 31, 2000                    ($638,000)                              ($10,569,000)         $51,198,000

Issuance of stock options
     to non-employees (Note 8)                                                                                24,000

Net income                                (5,115,000)          (5,115,000)                                (5,115,000)

Other comprehensive income:
     Net unrealized (loss) on
     investments available-for-sale,                            3,536,000                                  3,536,000
     net of reclassification
     adjustment  (Note 11)

     Unrealized (loss) and net
     deferred losses on forward
     contracts, net of
     reclassification adjustment                               (4,148,000)                                (4,148,000)
       (Note 11)

     Net deferred gains from
     interest rate swaps closed
     during the quarter, net of
     reclassification adjustment                                4,914,000                                  4,914,000
       (Note 11)
                                                       -------------------
Comprehensive income (loss)                                     ($813,000)
                                                       ===================
Dividends declared                        (2,073,000)                                                     (2,073,000)

                                    -----------------                        -------------------  -------------------
Balance, June 30, 2000                   ($7,826,000)                              ($10,569,000)         $48,336,000
                                    =================                        ===================  ===================


See accompanying notes to financial statements

                           APEX MORTGAGE CAPITAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                      THREE MONTHS   THREE MONTHS  SIX MONTHS      SIX MONTHS
                                                                         ENDED          ENDED         ENDED           ENDED
                                                                     JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                                                                                                     >
OPERATING ACTIVITIES:
     Net Income (Loss)                                               $  (5,115,000) $   2,854,000  $  (2,820,000) $   5,816,000
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Amortization                                                 (522,000)       282,000       (431,000)       447,000
             Net gain on investment transactions                         7,532,000       (662,000)     7,532,000     (1,277,000)
             Change in assets and liabilities:
                Accrued interest receivable                                922,000        155,000      2,579,000       (584,000)
                Other assets                                                39,000       (339,000)       472,000       (221,000)
                Accrued interest payable                                   474,000        523,000     (2,898,000)    (3,490,000)
                Accrued expenses and other liabilities                    (178,000)       (97,000)      (368,000)        22,000
                                                                     -------------  -------------  -------------  -------------
                Net cash provided by operating activities                3,152,000      2,716,000      4,066,000        713,000
                                                                     -------------  -------------  -------------  -------------

INVESTING ACTIVITIES:
     Purchase of equity securities                                            --         (536,000)          --       (7,541,000)
     Purchase of fixed income securities                                      --      (22,784,000)          --     (115,731,000)
     Payments on closed forward contracts                               (5,343,000)          --       (6,462,000)
     Proceeds from sales of equity securities                            5,088,000      2,935,000      5,088,000      4,376,000
     Proceeds from sales of fixed income securities                     96,513,000           --       96,513,000     40,406,000
     Proceeds from closed forward contracts                                426,000           --        5,891,000           --
     Proceeds from terminating interest rate swaps                       5,554,000      5,554,000
     Principal payments on fixed income securities                      19,230,000     55,906,000     41,077,000    111,371,000
                                                                     -------------  -------------  -------------  -------------
                Net cash provided by investing activities              121,468,000     35,521,000    147,661,000     32,881,000
                                                                     -------------  -------------  -------------  -------------

FINANCING ACTIVITIES:
     Net proceeds from reverse repurchase agreements                  (121,280,000)   (28,350,000)  (145,469,000)   (31,240,000)
     Dividend distributions                                             (2,775,000)    (2,284,000)    (5,449,000)    (4,004,000)
                                                                     -------------  -------------  -------------  -------------
                Net cash used in financing activities                 (124,055,000)   (30,634,000)  (150,918,000)   (35,244,000)
                                                                     -------------  -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       565,000      7,603,000        809,000     (1,650,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,849,000      3,426,000      2,605,000     12,679,000
                                                                     -------------  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   3,414,000  $  11,029,000  $   3,414,000  $  11,029,000
                                                                     =============  =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                          $   8,039,000  $  10,237,000  $  21,071,000  $  25,511,000
                                                                     =============  =============  =============  =============

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized loss on securities
         available-for-sale and forward contracts                    $   4,302,000  $ (13,036,000) $    (136,000) $ (15,987,000)
                                                                     =============  =============  =============  =============
     Securities sold, not yet settled                                         --    $     539,000  $        --    $     547,000
                                                                     =============  =============  =============  =============
     Principal payments, not yet received                            $     191,000  $   1,901,000  $   3,537,000  $   2,427,000
                                                                     =============  =============  =============  =============
     Securities purchased, not yet settled                                    --    $    (187,000) $        --    $    (838,000)
                                                                     =============  =============  =============  =============
     Dividends declared, not yet paid                                $  (2,073,000) $  (2,487,000) $  (2,724,000) $  (2,487,000)
                                                                     =============  =============  =============  =============


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

     STOCK BASED COMPENSATION

         The Company grants stock options to its directors and officers and to certain directors, officers and employees of its investment manager and the investment manager itself, as discussed in Note 8. Options granted to directors of the Company are accounted for using the intrinsic value method, and generally no compensation expense is recognized in the Statements of Operations for such options. Other options are accounted for using the fair value method; such options are measured at their fair value when they are granted and are recognized as a general and administrative expense during the periods when the options vest and the related services are performed.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company will adopt the reporting requirements of SFAS No. 133 in the first quarter of 2001. The Company also expects that the non-effective portion of its forward contracts will be recognized in earnings beginning with the quarter ended March 31, 2001.

         During the six months ended June 30, 1999, the Company wrote off $64,000 of unamortized organization costs in accordance with the adoption of S.O.P. 98-5, "Reporting on the Cost of Start-Up Activities."


NOTE 3 - FIXED INCOME AND EQUITY SECURITIES

         At June 30, 2000, fixed income securities consisted of the following:

                                                   Adjustable Rate       Fixed Rate     Other Fixed
         (in thousands)                                   Mortgage         Mortgage          Income
                                                        Securities       Securities      Securities        Total
                                                  ---------------------------------------------------------------
         Principal Amount                                  $27,828         $551,313         $10,400     $589,541
         Unamortized Premium (Discount)                        486            2,095          (3,414)        (833)
                                                  ---------------------------------------------------------------
         Amortized Cost                                     28,314          553,408           6,986      588,708
         Unrealized Gains                                       29                -               -           29
         Unrealized Losses                                    (187)         (25,866)           (993)     (27,046)
                                                  ---------------------------------------------------------------
         Fair Value                                        $28,156         $527,542          $5,993     $561,691
                                                  ===============================================================

        At December 31, 1999, fixed income securities consisted of the following:

                                                   Adjustable Rate       Fixed Rate     Other Fixed
        (in thousands)                                    Mortgage         Mortgage          Income
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

                                      -9-

         The contractual final maturity of the mortgage loans supporting the mortgage securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         A portion of the other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at June 30, 2000 and December 31, 1999 was approximately 2.5 and 3.0 years, respectively. The remaining portion has a fixed remaining maturity of approximately 2.0 years as of June 30, 2000.

         The adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At June 30, 2000 and December 31, 1999 the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.3%.

         During the quarter ended June 30, 2000 the Company realized $6,536,000 in losses on the sale of $96,513,000 of fixed income securities which were classified as available-for-sale. There were no sales of fixed income securities during the quarter ended June 30, 1999.

         At June 30, 2000 and December 31, 1999, equity securities consisted of the following:


        (in thousands)              June 30, 2000     December 31, 1999
                                 ----------------- ---------------------
        Cost                              $14,244               $19,370
        Unrealized Gains                      924                   789
        Unrealized Losses                  (3,775)               (2,678)
        Impairment Reserve                   (958)                    -
                                 ----------------- ---------------------
        Fair Value                        $10,435               $17,481
                                 ================= =====================

         During the quarter ended June 30, 2000 the Company realized $38,000 in losses on the sale of $5,088,000 of equity securities which were classified as available-for-sale. During the quarter ended June 30, 1999, the Company realized $662,000 in gains on the sale of $2,935,000 of equity securities that were classified as available-for-sale.

         At June 30, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $2,484,000 and $3,500,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

         During the quarter ended June 30, 2000, the Company recorded an impairment reserve on its Dynex common stock holdings of $958,000 which is included in Net Loss on Investment Transactions in the Statement of Operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written down further.


NOTE 4 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to LIBOR.

         At June 30, 2000, the Company had outstanding $527,191,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.59% and a maturity of 1.0 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $546,464,951.

         At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $689,396,000.

         For the quarter ended June 30, 2000, the average reverse repurchase agreement balance was $585,494,000 with a weighted average interest cost of 6.31%. The maximum reverse repurchase agreement balance outstanding during the quarter ended June 30, 2000 was $648,489,000.

         For the quarter ended June 30, 1999, the average reverse repurchase agreement balance was $744,645,000 with a weighted average interest cost of 4.93%. The maximum reverse repurchase agreement balance outstanding during the quarter ended June 30, 1999 was $753,752,000.


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

                                                 At June 30, 2000                     At December 31, 1999

                                                    Adjusted                              Adjusted
                                                        Cost   Fair Value                     Cost      Fair Value
                                          ------------------- ------------     -------------------- ---------------
        Mortgage related securities                 $581,722     $555,698                 $722,461        $694,604
        Equity securities                             13,286       10,435                   19,370          17,481
        Other fixed income securities                  6,986        5,993                    7,215           6,539
        Interest rate swaps                                -            -                        -           3,815
        Forward contracts                                  -         (905)                       -           3,909

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


NOTE 6 - STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At June 30, 2000 and December 31, 1999, the Company was authorized to repurchase an additional 552,900 shares of the Company's common stock pursuant to the repurchase program.

         At June 30, 2000 and December 31, 1999, the Company held 947,100 shares of treasury stock. During the three months ended June 30, 2000 and year ended December 31, 1999, the Company did not repurchase any treasury shares.


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

         The Company recorded expense of $147,000 and $158,000 in base management compensation to the Manager during the quarters ended June 30, 2000 and 1999, respectively.

         The accrued liability for base management compensation was $147,000 and $157,000 at June 30, 2000 and December 31, 1999, respectively.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

         During the quarter ended June 30, 2000, the Company recorded a credit against future management compensation payable of $152,000. This credit represents a return of the first quarter 2000 incentive compensation payment as the net loss incurred during the current quarter will likely result in the Manager not earning incentive compensation for the year ended December 31, 2000. The Company recorded an expense of $216,000 for incentive compensation for quarter ended June 30, 1999.

         At June 30, 2000, the Company had prepaid management compensation of $152,000 resulting from the credit recorded during the quarter. This amount will offset any amounts payable to the Manager in future periods. At December 31, 1999, the accrued liability for incentive compensation was $216,000.

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

         The Company recognized stock option expense relating to the options granted to the non-employees of $24,000 and $71,000 during the quarters ended June 30, 2000 and 1999, respectively.

         For stock options outstanding at June 30, 2000, the range of exercise prices is $10.38 to $15.00 per share and the weighted-average remaining contractual life is 7.74 years.

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

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:

                                                        Quarter Ended      Quarter Ended
                                                        June 30, 2000      June 30, 1999
                                                     -------------------------------------
         Net income (loss) - as reported                 $(5,115,000)         $2,854,000
         Net income (loss) - pro forma                   $(5,139,000)          2,729,000

         Basic earnings per share - as reported               $(0.89)              $0.50
         Diluted earnings per share - as reported             $(0.89)              $0.50
         Basic earnings per share - pro forma                 $(0.89)              $0.47
         Diluted earnings per share - pro forma               $(0.89)              $0.47

         Information regarding stock option activity during the six months ended June 30, 2000 is as follows:

                                                                                 Weighted
                                                                                  Average
                                                               Shares          Exercise Price
                                                          ------------------ ------------------
         Options Granted Prior to December 31, 1999             570,000             13.62
         Exercised                                                 -                  -
         Expired                                                   -                  -
                                                          ------------------
         Options Outstanding at June 30, 2000                   570,000            $13.62
                                                          ==================

NOTE 9 - CONTRACTUAL COMMITMENTS

         At June 30, 2000, the Company had no interest rate swap agreements.

         At December 31, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below.


                                                                                          Average           Unrealized
            Current                      Average                                        Termination            Gains
     Notional Amount (000)              Fixed Rate               Floating Rate              Date               (000)
    ------------------------  --------------------------  -----------------------  -------------------  -----------------
           $400,129                        5.869%                   1Mo LIBOR              8/9/2001                  $3,815

         The Company received $112,000 from and paid $1,395,000 to the swap counter-parties during the quarters ended June 30, 2000 and 1999, respectively, which is included in interest expense in the Statements of Operations.

         During the quarter ended June 30, 2000, the Company terminated all outstanding interest rate swap agreements with a combined notional amount of $386,213,000 which resulted in a deferred gain of $5,554,000 that will be amortized over the remaining life of the original swap agreements. The deferred gain is included in Other Comprehensive Income on the Balance Sheet and the amortization expense is included in Interest Expense in the Statement of Operations. During the quarter ended June 30, 2000, $640,000 of the deferred gain was amortized. The remaining deferred gain will be fully amortized by May 31, 2002.

         During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000, which will be amortized over the remaining life of the original swap agreements. The deferred loss is included in Other Comprehensive Income on the Balance Sheet and the amortization expense is included in Interest Expense in the Statement of Operations. During the quarter ended June 30, 2000, $13,000 of the net deferred loss was amortized. There was no amortization of net deferred loss during the quarter ended June 30, 1999. The remaining net deferred loss will be fully amortized by August 31, 2000.

         The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At December 31, 1999, the Company had securities with a fair market value of $2,592,000 on deposit with its counter-parties. At December 31, 1999, the Company received fixed income securities with a fair market value of $1,600,000 as a deposit from a swap agreement counter-party.

NOTE 10 -  FORWARD CONTRACTS

         At June 30, 2000, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                        Average                     Unrealized
            Current                   Termination                     Losses                Average Maturity of
     Notional Amount (000)                Date                         (000)               Underlying Securities
    ------------------------ ------------------------------- -------------------------- ----------------------------
           $610,000                        7/15/2000                      $(905)                    3.47 Years

         The following is a presentation of forward contracts closed during the quarter ended June 30, 2000:

                                                                            Deferred
                       Notional Amount              Closing               Gain (Loss)
                            (000)                     Date                   (000)
                  ---------------------------------------------------------------------------
                           100,000                  04/03/00             $       (500)
                           150,000                  05/15/00                      141
                           100,000                  05/17/00                      191
                           150,000                  05/18/00                       94
                           100,000                  05/22/00                     (227)
                           150,000                  05/24/00                     (492)
                           125,000                  05/31/00                     (103)
                           150,000                  06/05/00                   (1,875)
                           100,000                  06/05/00                     (441)
                           125,000                  06/08/00                     (215)
                           150,000                  06/12/00                     (243)
                           100,000                  06/19/00                     (465)
                           125,000                  06/22/00                     (200)
                           135,000                  06/30/00                     (348)
                           100,000                  06/30/00                     (234)
                  ---------------------------                       -------------------------

                         1,860,000                                      $      (4,917)
                  ===========================                       =========================


         The deferred losses and gains are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was estimated to be 6.2 years at June 30, 2000.

         At December 31, 1999, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.

                                        Average                     Unrealized
            Current                   Termination                      Gains                Average Maturity of
     Notional Amount (000)                Date                         (000)               Underlying Securities
    ------------------------ ------------------------------- -------------------------- ----------------------------
           $335,000                        2/12/2000                      $3,909                    3.36 Years

         During the year ended December 31, 1999, two forward contracts to sell U.S. Treasury notes with a notional amount of $135,000,000 and $100,000,000 were closed resulting in a deferred loss of $390,000 and deferred gain of $51,000, respectively. The deferred loss and gain are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was estimated to be 4.8 years at December 31, 1999.

         The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market-weighted average duration approximately equal to the contracts shown above.

NOTE 11  - RECLASSIFICATION ADJUSTMENTS OF COMPREHENSIVE INCOME

         The following is a presentation of the reclassification amounts to Comprehensive Income for the quarters ended June 30, 2000 and 1999:

                                                                                  For the Quarter       For the Quarter
                                                                              Ended June 30, 2000   Ended June 30, 1999
                                                                             --------------------- ---------------------
         FORWARD CONTRACTS
         Unrealized gains arising during the quarter                                $    891,000        $             -
         Net  deferred  losses  from  forward  contracts  closed  during the
         quarter                                                                      (4,917,000)                     -
         Less:  reclassification  adjustment  for net gains  included in net
         income                                                                         (122,000)                     -
                                                                             --------------------- ---------------------
         Net unrealized loss on forward contracts                                   $ (4,148,000)       $             -
                                                                             ===================== =====================


                                                                                  For the Quarter       For the Quarter
                                                                              Ended June 30, 2000   Ended June 30, 1999
                                                                             --------------------- ---------------------
         INVESTMENTS AVAILABLE FOR SALE
         Unrealized losses arising during the quarter                               $   (583,000)       $  (12,219,000)
         Less:  reclassification  adjustment for net losses (gains) included
         in net income                                                                 4,119,000              (817,000)
                                                                             --------------------- ---------------------
         Net unrealized (loss) gains on investments available-for-sale              $  3,536,000        $  (13,036,000)
                                                                             ===================== =====================

                                                                                  For the Quarter       For the Quarter
                                                                              Ended June 30, 2000   Ended June 30, 1999
                                                                             --------------------- ---------------------
         INTEREST RATE SWAP AGREEMENTS
         Net  deferred  gains from  interest  rate swaps  closed  during the
         quarter                                                                    $  5,554,000        $             -
         Less:  reclassification  adjustment  for net gains  included in net
         income                                                                         (640,000)                     -
                                                                             --------------------- ---------------------
         Net unrealized loss on interest rate swaps                                 $  4,914,000        $             -
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

                               FINANCIAL CONDITION


FIXED INCOME SECURITIES

At June 30, 2000, the Company held $561,691,000 of Fixed Income Securities as compared to $701,143,000 at December 31, 1999. The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):


                                               June 30, 2000               December 31, 1999
                                        -----------------------------------------------------------
                                                           Percent of      Carrying      Percent of
Fixed Income Securities                 Carrying Value     Portfolio         Value       Portfolio
---------------------------------------------------------------------------------------------------

Mortgage Securities:
  Adjustable Rate (1)                         $ 28,156         5.00%      $ 32,256           4.60%
  Fixed Rate                                   527,542        93.90%       662,348          94.40%
Other Fixed Income Securities                    5,993         1.10%         6,539           1.00%
                                        ---------------  ------------ ------------- ---------------
     Totals                                   $561,691       100.00%      $701,143         100.00%
                                        ===============  ============ ============= ===============


          (1) At June 30, 2000 and December 31, 1999, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at June 30, 2000 (dollars in thousands):


Security Type                               Par Amount   Percent of    Amortized    Market Price     Current    Weighted
                                                          Total Par    Cost Basis                    Coupon     Average
                                                           Amount                                                Life (1)
---------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs              $156,395        26.50%       100.48%        96.50%       6.50%           4.9
20 Year Agency Pass-throughs                   241,830        41.00%       100.45%        95.60%       6.50%           6.1
30 Year Agency Pass-throughs                    29,470         5.00%       101.35%        95.87%       6.99%           7.8
AAA CMOs                                       123,618        21.00%        99.89%        94.79%       6.91%           8.7
                                        ---------------  ------------ ------------- -------------    --------   -----------
Total Fixed Rate Holdings                     $551,313        93.50%       100.38%        95.69%       6.62%           6.4

Other Fixed Income Securities                   10,400         1.80%        67.18%        57.63%      15.20%           2.8
Adjustable Rate Holdings                        27,829         4.70%       101.75%       101.18%       6.62%           1.0
                                        ---------------  ------------ ------------- -------------    --------   -----------

Total Portfolio                               $589,542       100.00%        99.86%        95.28%       6.77%           6.1
                                        ===============  ============ ============= =============    ========   ===========

     The following table shows various weighted average characteristics of the Mortgage-Backed Securities held by the Company at December 31, 1999 (dollars in thousands):


Security Type                             Par Amount     Percent of    Amortized    Market Price     Current    Weighted
                                                          Total Par    Cost Basis                    Coupon     Average
                                                           Amount                                                Life (1)
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

EQUITY SECURITIES

     At June 30, 2000 the Company held $10,435,000 of equity securities compared to $17,481,000 at December 31, 1999. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At June 30, 2000, equity securities consisted of the following:


(in thousands)                                     Shares Held      Adjusted Cost         Fair Value
                                                  ---------------------------------------------------
COMMON STOCK:
American Residential Investment Trust, Inc.                109            $   611            $   449
Anthracite Capital, Inc.                                   200              1,228              1,425
Anworth Mortgage Asset Corporation                         222                994                942
Dynex Cap, Inc.                                             75                122                122
                                                               --------------------------------------
    Total Common Stock                                                      2,955              2,938
                                                               --------------------------------------

CONVERTIBLE PREFERRED STOCK:
Capstead Mortgage Corporation, Series B                    520              4,408              5,135
Dynex Capital, Inc., Series A                               53                920                354
Dynex Capital, Inc., Series B                              150              2,711              1,041
Dynex Capital, Inc.,  Series C                             108              2,292                967
                                                               --------------------------------------
    Total Convertible Preferred Stock                                      10,331              7,497
                                                               --------------------------------------
Total Equity Securities                                                   $13,286            $10,435
                                                               ======================================

                                      -20-

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


HEDGING INSTRUMENTS

     At June 30, 2000, the Company had no interest rate swap agreements.

     At December 31, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below.

                                                                                          Average            Unrealized
            Current            Weighted          Average                                Termination        Gains (Losses)
     Notional Amount (000)   Average Life      Fixed Rate          Floating Rate            Date               (000)
    ------------------------ ------------- -------------------- -------------------- ------------------- -------------------
           $400,129           1.6 years          5.869%              1Mo LIBOR            8/9/2001             $3,815


     The Company is generally required to deposit collateral with the swap agreement counter-parties in an amount at least equal to the amount of any unrealized losses. At December 31, 1999, the Company had securities with a fair market value of $2,592,000 on deposit with its counter-parties. At December 31, 1999, the Company received fixed income securities with a fair market value of $1,600,000 as a deposit from a swap agreement counter-party.

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

At June 30, 2000, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.

                                                          Fair value of             Average               Unrealized
            Current               Average Contract          contracts             Termination           Gains (Losses)
     Notional Amount (000)              Price                 (000)                  Date                    (000)
    ------------------------ --- -------------------- ---------------------- ---------------------- ------------------------
           $610,000                    98.193                599,883               7/15/2000                $(905)



     The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market weighted average duration approximately equal to the contracts shown above.

         The following is a presentation of forward contracts closed during the quarter ended June 30, 2000:

                                                                            Deferred
                       Notional Amount              Closing               Gain (Loss)
                            (000)                     Date                   (000)
                  ---------------------------------------------------------------------------
                           100,000                  04/03/00                  $         (500)
                           150,000                  05/15/00                             141
                           100,000                  05/17/00                             191
                           150,000                  05/18/00                              94
                           100,000                  05/22/00                            (227)
                           150,000                  05/24/00                            (492)
                           125,000                  05/31/00                            (103)
                           150,000                  06/05/00                          (1,875)
                           100,000                  06/05/00                            (441)
                           125,000                  06/08/00                            (215)
                           150,000                  06/12/00                            (243)
                           100,000                  06/19/00                            (465)
                           125,000                  06/22/00                            (200)
                           135,000                  06/30/00                            (348)
                           100,000                  06/30/00                            (234)
                  ---------------------------                       -------------------------
                         1,860,000                                            $       (4,917)
                  ===========================                       =========================


     The deferred loss and gain are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was estimated to be 6.2 years at June 30, 2000.


LIABILITIES

     The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

     At June 30, 2000, the Company had outstanding $527,191,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.59% and a maturity of 1.0 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $546,464,951.

     At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $689,396,000.

     The Company had $4,032,000 and $7,044,000 of other liabilities at June 30, 2000 and December 31, 1999, respectively, consisting primarily of dividend payable and unrealized loss on open forward contracts at June 30, 2000 and accrued interest payable and dividend payable at December 31, 1999. The Company anticipates settling all other liabilities within one year.


OTHER MATTERS

     At June 30, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $2,484,000 and $3,500,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

     During the quarter ended June 30, 2000, the Company recorded an impairment reserve on its Dynex common stock holdings of $958,000 which is included in Net Loss on Investment Transactions in the Statement of Operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written down further.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000

     For the quarter ended June 30, 2000, the Company's net loss was $5,115,000, or $0.89 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding. That compares to net income of $2,854,000, or $0.50 per share on basic basis and $0.49 on a diluted basis, based on a weighted average of 5,753,000 shares outstanding for the quarter ended June 30, 1999. Net interest income for the quarter ended June 30, 2000 was $2,304,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $2,321,000 for the quarter ended June 30, 1999. The Company reported dividend income of $354,000 from dividends on equity investments for the quarter ended June 30, 2000. The Company reported dividend income of $684,000 from dividends on equity investments for the quarter ended June 30, 1999. The Company realized a net loss of $7,532,000 primarily from the sale mortgage-backed securities and equity securities for the quarter ended June 30, 2000. The Company realized gains on investment transactions, net of $662,000 primarily from the sale of equity securities for the quarter ended June 30, 1999. The Company incurred operating expenses of $241,000 for the quarter ended June 30, 2000 consisting of incentive fees, management fees, audit, tax, legal, printing, insurance and other expenses compared to $813,000 for the quarter ended June 30, 1999.

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

                                            AVERAGE BALANCE AND RATE TABLE
                                                (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                       June 30, 2000                     June 30, 1999

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                           $632,288            6.64%          $781,084          6.52%
     Other Fixed Income Assets                        7,024           16.69%             3,758         11.55%
     Cash and Cash Equivalents                        6,234            6.74%             5,276          4.62%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  645,546            6.75%           790,118          6.62%
                                                ------------     ------------      ------------    -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  585,494            5.87%           744,645          5.78%

                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread              $60,052            0.88%           $45,473          0.84%
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

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                                            AVERAGE BALANCE AND RATE TABLE
                                                (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                       June 30, 2000                     June 30, 1999

                                                                  Effective                        Effective
                                                  Average         Dividend           Average       Dividend
                                                  Balance           Yield            Balance         Yield
                                                ------------     ------------      ------------    -----------
     Equity securities                              $16,624            8.52%           $19,066         14.35%


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

     For the six months ended June 30, 2000, the Company's net loss was $2,820,000, or $0.49 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding. That compares to net income of $5,816,000, or $1.01 per share on both a basic and diluted, based on a weighted average of 5,753,000 shares outstanding for the six months ended June 30, 1999. Net interest income for the six months ended June 30, 2000 was $4,752,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $4,997,000 for the six months ended June 30, 1999. The Company reported dividend income of $724,000 from dividends on equity investments for the six months ended June 30, 2000. The Company reported dividend income of $1,395,000 from dividends on equity investments for the six months ended June 30, 1999. The Company realized a net loss of $7,532,000 primarily from the sale of mortgage-backed securities and equity securities for the six months ended June 30, 2000. The Company realized gains on investment transactions, net of $1,277,000 primarily from the sale of equity securities for the six months ended June 30, 1999. The Company incurred operating expenses of $764,000 for the six months ended June 30, 2000 consisting of incentive fees, management fees, audit, tax, legal, printing, insurance and other expenses compared to $1,853,000 for the six months ended June 30, 1999.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                  For the Six Months Ended          For the Six Months Ended
                                                       June 30, 2000                     June 30, 1999

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                           $671,037            6.64%          $803,589          6.57%
     Other Fixed Income Assets                        7,083           16.35%             3,797         12.66%
     Cash and Cash Equivalents                        5,452            5.94%             5,977          5.02%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  683,572            6.74%           813,363          6.67%
                                                ------------     ------------      ------------    -----------

Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  623,725            5.86%           765,443          5.75%
                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread              $59,847            0.88%           $47,920          0.92%
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

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                  For the Six Months Ended          For the Six Months Ended
                                                       June 30, 2000                     June 30, 1999

                                                                  Effective                        Effective
                                                  Average         Dividend           Average       Dividend
                                                  Balance           Yield            Balance         Yield
                                                ------------     ------------      ------------    -----------
     Equity securities                              $17,997            8.05%           $17,748         15.72%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of June 30, 2000 and December 31, 1999, consisted of reverse repurchase agreements totaling $527,191,000 and $672,660,000, respectively. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At June 30, 2000 and December 31, 1999, the Company had borrowing arrangements with over twenty different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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


-------------------------------------------------------- ----------------------------------------------
                                                                 Fair Value for Scenario Shown
                                                            Interest                       Interest
                                                           Rates Fall                     Rates Rise
                                                           100 Basis                       100 Basis
                                                             Points        Unchanged        Points
-------------------------------------------------------- --------------- --------------- --------------
Interest Rate Sensitive Instruments                             $33,813         $33,595        $30,061

Change in Fair Value                                               $218               -       ($3,534)
Change as a Percent of Fair Value                                 0.04%               -        (0.63%)
Change as a Percent of Stockholders' Equity                       0.45%               -        (7.31%)
Change on a Per Share Basis                                       $0.04               -        ($0.61)


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

-------------------------------------------------------------------------------------------------------
                                                               Fair Value for Scenario Shown
                                                             Prices                          Prices
                                                           Decrease 10%     Unchanged      Increase 10%
-------------------------------------------------------------------------------------------------------
Equity Investments                                             $9,391         $10,435         $11,479

Change in Fair Value                                          (1,044)               -           1,044
Change as a Percent of Fair Value                               (10%)               -             10%
Change as a Percent of Stockholders' Equity                    (2.2%)               -            2.2%
Change on a Per Share Basis                                    (0.18)               -            0.18


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

     None.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the 2000 Annual Meeting of Shareholders held June 20, 2000, shareholders of record as of April 28, 2000 were asked to vote to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors. 5,594,139 shares were voted for the proposal, 7,472 shares were voted against the proposal, no shares were withheld, 14,797 shares abstained and no votes were broker non-votes. In addition, the above-described shareholders were asked to vote on the two Class II Directors of the Company's Board of Directors to hold office until the Annual Meeting of Shareholders in 2003. 5,586,315 shares were voted for Peter G. Allen and 30,093 shares were voted against or were withheld. 5,584,715 shares were voted for Philip A. Barach and 31,693 shares were voted against or were withheld.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  EXHIBITS

The following exhibits are part of this quarterly report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.


Exhibit No.                Description
-----------                ------------------------
27                         Financial Data Schedule


     (b) Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Apex Mortgage Capital, Inc.
                                      (Registrant)


Dated: August 3, 2000                 /s/ Philip A. Barach
                                      ------------------------------------------
                                      Philip A. Barach
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Dated: August 3, 2000                 /s/ Daniel K. Osborne
                                      ------------------------------------------
                                      Daniel K. Osborne
                                      Executive Vice President
                                      Chief Operating Officer and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)