Form 10-Q
period 2000-09-30
APEX MORTGAGE CAPITAL INC
filed 2000-11-13
CIK 1045956

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2000

                                       OR

      TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF ---- 1934

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

Common Stock ($0.01 par value)             5,753,000 as of November 9, 2000

===============================================================================

                           APEX MORTGAGE CAPITAL, INC.
                                    FORM 10-Q


                                      INDEX




   PART I.        FINANCIAL INFORMATION                                                                 PAGE

      ITEM 1.     FINANCIAL STATEMENTS

                           BALANCE SHEETS AT SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999          3

                           STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)                           4

                           STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 (UNAUDITED)                                                  5

                           STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)                           6

                           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                       7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           17

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              26


   PART II.       OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                                                       29

      ITEM 2.     CHANGES IN SECURITIES                                                                   29

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                         29

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     30

      ITEM 5.     OTHER INFORMATION                                                                       30

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                        30


      SIGNATURES                                                                                          31


PART 1.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                                                   APEX MORTGAGE CAPITAL, INC.

                                                         BALANCE SHEETS

                                                                                    SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                                                     ----------------          -----------------
                                                                                       (Unaudited)
ASSETS
         Cash and cash equivalents                                                         $     119,000              $   2,605,000
         Fixed income securities available-for-sale, at fair value (Note 3)                  551,827,000                701,143,000
         Equity securities available-for-sale, at fair value (Note 3)                          9,770,000                 17,481,000
         Accrued interest receivable                                                           3,565,000                  6,254,000
         Principal payments receivable                                                                 -                  3,537,000
         Unrealized gain on forward contracts (Note 10)                                                -                  3,909,000
         Other assets                                                                            120,000                    816,000
                                                                                        ----------------          -----------------
                                                                                           $ 565,401,000              $ 735,745,000
                                                                                        ================          =================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

         Reverse repurchase agreements (Note 4)                                            $ 512,535,000              $ 672,660,000
         Accrued interest payable                                                                892,000                  3,660,000
         Dividend payable                                                                      2,111,000                  2,724,000
         Payable on forward contracts (Note 10)                                                1,079,000                          -
         Accrued expenses and other liabilities                                                  353,000                    660,000
                                                                                        ----------------          -----------------
                                                                                             516,970,000                679,704,000
                                                                                        ================          =================

     Commitments and contingencies (Notes 4, 9, and 10)

     Stockholders' Equity

         Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
              no shares outstanding
         Common stock, par value $0.01 per share; 100,000,000 shares
              authorized; 6,700,100 shares outstanding (Notes 7 and 8)                            67,000                     67,000
         Additional paid-in-capital                                                           93,337,000                 93,265,000
         Accumulated other comprehensive income (loss)                                         3,922,000                (26,513,000)
         Accumulated dividend distributions in excess of net income                          (38,326,000)                  (209,000)
         Treasury stock, at cost (947,100 shares) (Note 6)                                   (10,569,000)               (10,569,000)
                                                                                        ----------------          -----------------
                                                                                              48,431,000                 56,041,000
                                                                                        ----------------          -----------------
                                                                                           $ 565,401,000              $ 735,745,000
                                                                                        ================          =================

    See accompanying notes to financial statements

                                                   APEX MORTGAGE CAPITAL, INC.

                                                    STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                  THREE MONTHS        THREE MONTHS         NINE MONTHS         NINE MONTHS
                                                      ENDED               ENDED               ENDED               ENDED
                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                              ------------------   ------------------   ------------------  ------------------
INTEREST INCOME:
     Fixed income securities                      $ 9,559,000        $ 13,045,000         $ 32,427,000       $ 39,913,000
     Cash and cash equivalents                         21,000              79,000              183,000            229,000
                                                -------------         -----------        -------------       ------------
                                                    9,580,000          13,124,000           32,610,000         40,142,000

INTEREST EXPENSE                                    7,600,000          10,231,000           25,878,000         32,251,000

                                                -------------         -----------        -------------       ------------
NET INTEREST INCOME (LOSS)                          1,980,000           2,893,000            6,732,000          7,891,000
                                                -------------         -----------        -------------       ------------
NET GAIN (LOSS) ON INVESTMENT TRANSACTIONS        (29,912,000)            437,000          (37,444,000)         1,714,000

DIVIDEND INCOME                                       185,000             503,000              909,000          1,899,000

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 7)                          124,000             158,000              427,000            472,000
     Incentive fee (Note 7)                                 -             480,000                    -          1,498,000
     Professional  fees                               308,000              19,000              359,000             50,000
     Insurance expense                                 67,000              67,000              200,000            200,000
     Directors' fees                                   26,000              15,000               55,000             45,000
     Stock option expense (Note 8)                     23,000              71,000               71,000            217,000
     Other                                            132,000              58,000              332,000            240,000
                                                -------------         -----------        -------------       ------------
                                                      680,000             868,000            1,444,000          2,722,000
                                                -------------         -----------        -------------       ------------
NET INCOME (LOSS)                               $ (28,427,000)        $ 2,965,000        $ (31,247,000)      $  8,782,000
                                                =============         ===========        =============       ============


Net Income (Loss) Per Share:
     Basic                                      $       (4.94)        $      0.52        $       (5.43)      $       1.53
                                                =============         ===========        =============       ============
     Diluted                                    $       (4.94)        $      0.51        $       (5.43)      $       1.52
                                                =============         ===========        =============       ============

Weighted Average Number of Shares
     Outstanding:  Basic                            5,753,000           5,753,000            5,753,000          5,753,000
                                                =============         ===========        =============       ============
     Diluted                                        5,753,000           5,784,000            5,753,000          5,782,000
                                                =============         ===========        =============       ============

Dividends Declared Per Share                    $        0.35         $      0.46         $       1.16        $      1.26
                                                =============         ===========        =============       ============

See accompanying notes to financial statements

                                     APEX MORTGAGE CAPITAL, INC.

                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                SIX MONTHS ENDED SEPTEMBER 30, 2000
                                            (UNAUDITED)

                                                                          ACCCUMULATED
                                                          ACCCUMULATED      DIVIDEND
                           COMMON STOCK      ADDITIONAL       OTHER       DISTRIBUTIONS                   TREASURY
                        ------------------     PAID-IN     COMPREHENSIVE  IN EXESSS OF    COMPREHENSIVE    STOCK,
                          SHARES     AMOUNT    CAPITAL    INCOME (LOSS)    NET INCOME     INCOME/(LOSS)    AT COST        TOTAL
                        ---------  -------  -----------  --------------  ---------------  -------------  -----------   ------------
Balance,
 December 31, 1999      6,700,100  $67,000  $93,265,000  ($26,513,000)     ($209,000)                    ($10,569,000)  $56,041,000
Issuance of stock
 options to non-
 employees (Note 8)                              24,000                                                                      24,000

Net income                                                                 2,296,000         2,296,000                    2,296,000

Other comprehensive
 income:
   Net unrealized
    (loss) on
    investments
    available-for-sale                                     (2,982,000)                     (2,982,000)                   (2,982,000)

   Unrealized loss and
    net deferred gains
    on forward contracts,
    net of
    reclassification
    adjustment                                             (1,456,000)                    (1,456,000)                    (1,456,000)
       (Note 11)
                                                                                         -----------
Comprehensive income
  (loss)                                                                                 ($2,142,000)
                                                                                         ===========
Dividends declared                                                        (2,725,000)                                    (2,725,000)
                        ---------  -------  -----------   -------------    ----------                    -----------    -----------
Balance,
 March 31, 2000         6,700,100  $67,000  $93,289,000   ($30,951,000)    ($638,000)                   ($10,569,000)   $51,198,000
                        =========  =======  ===========   =============    ==========  =============     ===========    ===========

Issuance of stock
 options to non-
 employees (Note 8)                              24,000                                                                      24,000

Net income                                                                (5,115,000)     (5,115,000)                    (5,115,000)

Other comprehensive
 income:
  Net unrealized (loss)
   on investments
   available-for-sale,                                       3,536,000                     3,536,000                      3,536,000
   net of
   reclassification
   adjustment (Note 11)

  Unrealized (loss) and
   net deferred losses
   on forward contracts,
   net of reclassification
   adjustment                                               (4,148,000)                   (4,148,000)                    (4,148,000)
    (Note 11)

  Net deferred gains from
   interest rate swaps
   closed during the
   quarter, net of
   reclassification
   adjustment                                                4,914,000                     4,914,000                      4,914,000
     (Note 11)
                                                                                         -----------
Comprehensive income
 (loss)                                                                                    ($813,000)
                                                                                         ===========
Dividends declared                                                        (2,073,000)                                    (2,073,000)
                        ---------  -------  -----------   -------------    ----------  -------------     -----------    -----------
Balance,
 June 30, 2000          6,700,100  $67,000  $93,313,000    ($26,649,000) ($7,826,000)                   ($10,569,000)   $48,336,000
                        =========  =======  ===========   =============    ==========  =============     ===========    ===========
Issuance of stock
 options to non-
 employees (Note 8)                              24,000                                                                      24,000

Net loss                                                                 (28,427,000)    (28,427,000)                   (28,427,000)

Other comprehensive
 income:
  Net unrealized
   (loss) on
   investments
   available-for-sale,                                       29,893,000                  29,893,000                      29,893,000
   net of
   reclassification
   adjustment (Note 11)

  Unrealized (loss)
   and net deferred
   losses on forward
   contracts, net of
   reclassification
   adjustment                                                1,869,000                    1,869,000                       1,869,000
    (Note 11)

  Net deferred gains
   from interest rate
   swaps amortized
   during the quarter,
   net of
   reclassification
   adjustment                                               (1,191,000)                 (1,191,000)                      (1,191,000)
    (Note 11)
                                                                                         -----------
Comprehensive income
 (loss)                                                                                   $2,144,000
                                                                                         ===========
Dividends declared                                                        (2,073,000)                                    (2,073,000)
                        ---------  -------  -----------   -------------    ----------                    -----------    -----------
Balance,
 September 30, 2000     6,700,100  $67,000  $93,337,000      $3,922,000  ($38,326,000)                  ($10,569,000)   $48,431,000
                        =========  =======  ===========   =============    ==========  =============     ===========    ===========

See accompanying notes to financial statements

                                     APEX MORTGAGE CAPITAL, INC.

                                      STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                    THREE MONTHS         THREE MONTHS          NINE MONTHS          NINE MONTHS
                                                        ENDED                 ENDED               ENDED                ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------   ------------------   ------------------
OPERATING ACTIVITIES:
 Net Income (Loss)                                  $ (28,427,000)         $ 2,965,000         $ (31,247,000)        $  8,782,000
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization                                          (849,000)             (52,000)           (1,280,000)             394,000
   Net (gain) loss on investment transactions          29,912,000             (437,000)           37,444,000           (1,714,000)
   Change in assets and liabilities:
    Accrued interest receivable                           110,000             (116,000)            2,689,000             (700,000)
    Other assets                                          224,000              390,000               696,000              169,000
    Accrued interest payable                              130,000             (210,000)           (2,768,000)          (3,700,000)
    Accrued expenses and other liabilities                 61,000               57,000              (307,000)              79,000
                                                    -------------         ------------         -------------         ------------
    Net cash provided by operating activities           1,161,000            2,597,000             5,227,000            3,310,000
                                                    -------------         ------------         -------------         ------------

INVESTING ACTIVITIES:
 Purchase of equity securities                                -             (5,089,000)                  -            (12,630,000)
 Purchase of fixed income securities                          -             (1,410,000)                  -           (117,141,000)
 Payments on closed forward contracts                  (6,645,000)                 -             (13,107,000)                 -
 Proceeds from sales of equity securities               1,393,000            2,494,000             6,481,000            6,870,000
 Proceeds from sales of fixed income securities               -                172,000            96,513,000           40,578,000
 Proceeds from closed forward contracts                    39,000                  -               5,930,000                  -
 Proceeds from terminating interest rate swaps                -                    -               5,554,000                  -
 Principal payments on fixed income securities         17,448,000           35,951,000            58,524,000          147,322,000
                                                    -------------         ------------         -------------         ------------
    Net cash provided by (used in) investing
     activities                                        12,235,000           32,118,000           159,895,000           64,999,000
                                                    -------------         ------------         -------------         ------------
FINANCING ACTIVITIES:
 Net proceeds from reverse repurchase agreements      (14,656,000)         (37,021,000)         (160,125,000)         (68,261,000)
 Dividend distributions                                (2,035,000)          (2,487,000)           (7,483,000)          (6,491,000)
                                                    -------------         ------------         -------------         ------------
    Net cash used in financing activities             (16,691,000)         (39,508,000)         (167,608,000)         (74,752,000)
                                                    -------------         ------------         -------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (3,295,000)          (4,793,000)           (2,486,000)          (6,443,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        3,414,000           11,029,000             2,605,000           12,679,000
                                                    -------------         ------------         -------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $     119,000         $  6,236,000         $     119,000         $  6,236,000
                                                    =============         ============         =============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $   8,661,000         $ 10,474,000         $  30,348,000         $ 35,908,000
                                                    =============         ============         =============         ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net unrealized loss on securities
   available-for-sale and forward contracts         $ 30,571,000          $(13,588,000)        $  30,435,000         $(29,485,000)
                                                    =============         ============         =============         ============
     Securities sold, not yet settled               $         -           $   (484,000)        $         -           $     63,000
                                                    =============         ============         =============         ============
     Principal payments, not yet received           $         -           $    463,000         $   3,537,000         $  2,890,000
                                                    =============         ============         =============         ============
     Securities purchased, not yet settled          $         -           $     16,000         $         -           $   (822,000)
                                                    =============         ============         =============         ============
     Dividends declared, not yet paid               $  (2,111,000)        $ (2,724,000)        $  (2,724,000)        $ (2,724,000)
                                                    =============         ============         =============         ============

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company will be required to adopt the reporting requirements of SFAS No. 133 in the first quarter of 2001. The Company also expects that the non-effective portion of its forward contracts will be recognized in earnings beginning with the quarter ended March 31, 2001.

         During the nine months ended September 30, 1999, the Company wrote off $64,000 of unamortized organization costs in accordance with the adoption of S.O.P. 98-5, "Reporting on the Cost of Start-Up Activities."


NOTE 3 - FIXED INCOME AND EQUITY SECURITIES

         At September 30, 2000, fixed income securities consisted of the following:

                                             Adjustable Rate       Fixed Rate     Other Fixed
         (in thousands)                             Mortgage         Mortgage          Income
                                                  Securities       Securities      Securities        Total
                                            ---------------------------------------------------------------
         Principal Amount                            $25,077         $536,617         $10,400     $572,094
         Unamortized Premium (Discount)                  450            2,022         (3,573)      (1,101)
         Impairment Reserve                                           (18,284)                     (18,284)
                                            ---------------------------------------------------------------
         Amortized Cost                               25,527          520,355           6,827      552,709
         Unrealized Gains                                 32                -               -           32
         Unrealized Losses                              (114)                -           (800)        (914)
                                            ===============================================================
         Fair Value                                  $25,445         $520,355          $6,027     $551,827
                                            ===============================================================

        At December 31, 1999, fixed income securities consisted of the following:

                                             Adjustable Rate       Fixed Rate     Other Fixed
        (in thousands)                              Mortgage         Mortgage          Income
                                                  Securities       Securities      Securities        Total
                                            ---------------------------------------------------------------

        Principal Amount                             $31,923         $688,162         $10,400     $730,485
        Unamortized Premium (Discount)                   553            1,823         (3,185)        (809)
                                            ---------------------------------------------------------------
        Amortized Cost                                32,476          689,985           7,215      729,676
        Unrealized Gains                                  33                -               -           33
        Unrealized Losses                               (253)         (27,637)           (676)     (28,566)
                                            ===============================================================
        Fair Value                                   $32,256         $662,348          $6,539     $701,143
                                            ===============================================================

         The contractual final maturity of the mortgage loans supporting the mortgage securities is generally between 15 and 30 years at origination. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less.

         A portion of the other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at September 30, 2000 and December 31, 1999 was approximately 2.3 and 3.0 years, respectively. The remaining portion has a fixed remaining maturity of approximately 1.8 years as of September 30, 2000.

         The adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At September 30, 2000 and December 31, 1999 the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.3%.

         During the quarters ended September 30, 2000 and September 30, 1999 there were no sales of fixed income securities.

         During the quarter ended September 30, 2000, the Company recorded an impairment reserve of $18,284,000 on its fixed-rate mortgage securities which is included in Net Loss on Investment Transactions in the Statements of Operations. The impairment reserve represents an other than temporary decline in the fair value, as of September 30, 2000, of investments held that the Company no longer intends to hold until maturity. The Company could also incur additional losses depending on the actual proceeds of future investment sales or if further impairment charges are recorded.

         The net deferred loss and unrealized loss of $7,346,000 and $1,079,000, respectively, incurred on forward contracts through September 30, 2000 were reclassified from other comprehensive income into Net Loss on Investment Transactions in The Statement of Operations during the quarter ended September 30, 2000 as part of the impairment charge recorded on the underlying assets being hedged. Future gains and losses on forward contracts will either be amortized over the remaining life of the fixed income securities being hedged or recognized in The Statements of Operations in the period the hedged securities are sold.

         At September 30, 2000 and December 31, 1999, equity securities consisted of the following:


        (in thousands)                                      September 30, 2000     December 31, 1999
                                                       ------------------------ ---------------------
        Cost                                                           $13,016               $19,370
        Unrealized Gains                                                 1,361                   789
        Unrealized Losses                                                (281)               (2,678)
        Impairment Reserve                                             (4,326)                     -
                                                       ------------------------ ---------------------
        Fair Value                                                      $9,770               $17,481
                                                       ======================== =====================

         During the quarter ended September 30, 2000 the Company realized $165,000 in net gains on the sale of $1,393,000 of equity securities which were classified as available-for-sale. During the quarter ended September 30, 1999, the Company realized $421,000 in gains on the sale of $2,494,000 of equity securities that were classified as available-for-sale.

         At September 30, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $2,653,000 and $3,750,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

         During the quarter ended September 30, 2000, the Company recorded an impairment reserve of $3,368,000 on its Dynex preferred stock holdings which is included in Net Loss on Investment Transactions in the Statement of Operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written down further.

NOTE 4 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to LIBOR.

         At September 30, 2000, the Company had outstanding $512,535,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.60% and a maturity of 1.0 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $526,939,755.

         At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $689,396,000.

         For the quarter ended September 30, 2000, the average reverse repurchase agreement balance was $522,145,000 with a weighted average interest cost of 6.59%. The maximum reverse repurchase agreement balance outstanding during the quarter ended September 30, 2000 was $527,191,000.

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

                                               At September 30, 2000                  At December 31, 1999

                                                    Adjusted                              Adjusted
                                                        Cost   Fair Value                     Cost      Fair Value
                                          ------------------- ------------     -------------------- ---------------
        Mortgage related securities                 $545,882     $545,800                 $722,461        $694,604
        Equity securities                              8,690        9,770                   19,370          17,481
        Other fixed income securities                  6,827        6,027                    7,215           6,539
        Interest rate swaps                                -            -                        -           3,815
        Forward contracts                                  -      (1,079)                        -           3,909

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

NOTE 6 - STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At September 30, 2000 and December 31, 1999, the Company was authorized to repurchase an additional 552,900 shares of the Company's common stock pursuant to the repurchase program.

         At September 30, 2000 and December 31, 1999, the Company held 947,100 shares of treasury stock. During the three months ended September 30, 2000 and year ended December 31, 1999, the Company did not repurchase any treasury shares.


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

         The Company recorded expense of $124,000 and $158,000 in base management compensation to the Manager during the quarters ended September 30, 2000 and 1999, respectively.

         The accrued liability for base management compensation was $118,000 and $157,000 at September 30, 2000 and December 31, 1999,
         respectively.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

         During the quarter ended September 30, 2000, the Company did not record an expense for incentive compensation. The Company recorded an expense of $480,000 for incentive compensation for quarter ended September 30, 1999.

         At September 30, 2000, the Company had no accrued liability for incentive compensation resulting from the credit recorded during the quarter ended June 30, 2000. The accrued liability for incentive compensation was $157,000 at December 31, 1999.

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

         The Company recognized stock option expense relating to the options granted to the non-employees of $23,000 and $71,000 during the quarters ended September 30, 2000 and 1999, respectively.

         For stock options outstanding at September 30, 2000, the range of exercise prices is $10.38 to $15.00 per share and the weighted-average remaining contractual life is 7.49 years.

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

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:


                                                                         Quarter Ended        Quarter Ended
                                                                    September 30, 2000   September 30, 1999
                                                                  -------------------------------------------
         Net income (loss) - as reported                                 $(28,427,000)           $2,965,000
         Net income (loss) - pro forma                                   $(28,450,000)            2,840,000

         Basic earnings per share - as reported                                $(4.94)                $0.52
         Diluted earnings per share - as reported                              $(4.94)                $0.51
         Basic earnings per share - pro forma                                  $(4.95)                $0.49
         Diluted earnings per share - pro forma                                $(4.95)                $0.49

         Information regarding stock option activity during the nine months ended Septemeber 30, 2000 is as follows:


                                                                                               Weighted Average
                                                                                 Shares         Exercise Price
                                                                            ------------------ ------------------
        Options Granted Prior to December 31, 1999                               570,000             13.62
        Exercised                                                                   -                  -
        Expired                                                                     -                  -
                                                                            ------------------
        Options Outstanding at September 30, 2000                                570,000            $13.62
                                                                            ==================

NOTE 9 - CONTRACTUAL COMMITMENTS

         At September 30, 2000, the Company had no interest rate swap agreements.

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

         The Company had no transactions with swap counter-parties during the quarter ended September 30, 2000. The Company paid $736,000 to the swap counter-parties during the quarter ended September 30, 1999 which is included in interest expense in the Statements of Operations.

         During the quarter ended June 30, 2000, the Company terminated all outstanding interest rate swap agreements with a combined notional amount of $386,213,000 which resulted in a deferred gain of $5,554,000 that will be amortized over the remaining life of the original swap agreements. The deferred gain is included in Other Comprehensive Income on the Balance Sheet and the amortization expense is included in Interest Expense in the Statement of Operations. During the quarter ended September 30, 2000, $1,177,000 of the deferred gain was amortized. Approximately 92% of the deferred gain will be amortized by June 30, 2001. The remaining deferred gain will be fully amortized by May 31, 2002.

         During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000, which will be amortized over the remaining life of the original swap agreements. The net deferred loss was composed of both deferred gains and losses. The net deferred loss is included in Other Comprehensive Income on the Balance Sheet and the amortization expense is included in Interest Expense in the Statement of Operations. During the quarter ended September 30, 2000, $14,000 of the gain portion of the net deferred loss was amortized. The net deferred loss was fully amortized during the quarter ended September 30, 2000.

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


NOTE 10 -  FORWARD CONTRACTS

         At September 30, 2000, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                        Average                     Unrealized
            Current                   Termination                     Losses                Average Maturity of
     Notional Amount (000)                Date                         (000)               Underlying Securities
    ------------------------ ------------------------------- -------------------------- ----------------------------

           $610,000                    10/14/2000                    $(1,079)                   3.52 Years


         The following is a presentation of forward contracts closed during the quarter ended September 30, 2000:


                                                                                   Deferred
                    Notional Amount                  Closing                     Gain (Loss)
                         (000)                         Date                         (000)
              ----------------------------------------------------------------------------------------
                        150,000                      07/05/00                      (1,418)
                        100,000                      07/10/00                        (355)
                        125,000                      07/14/00                        (220)
                        135,000                      07/21/00                        (190)
                        100,000                      07/24/00                           39
                        100,000                      07/28/00                        (227)
                        150,000                      08/04/00                        (432)
                        125,000                      08/11/00                        (293)
                        135,000                      08/18/00                        (158)
                        100,000                      08/31/00                        (828)
                        100,000                      09/08/00                        (695)
                        150,000                      09/22/00                        (551)
                        125,000                      09/22/00                        (215)
                        135,000                      09/29/00                      (1,063)
              ----------------------------                               -----------------------------

                       1,730,000                                                   (6,606)
              ============================                               =============================

         The deferred losses and gains are being amortized as an adjustment to interest income over the remaining weighted average lives of the fixed income securities being hedged, which was estimated to be 6.1 years at September 30, 2000.

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


NOTE 11  - RECLASSIFICATION ADJUSTMENTS OF COMPREHENSIVE INCOME

         The following is a presentation of the reclassification amounts to Comprehensive Income for the quarters ended September 30, 2000 and 1999:

                                                                                     For the Quarter         For the Quarter
                                                                               Ended September 30, 2000  Ended September 30, 1999
                                                                               ------------------------ -------------------------
         FORWARD CONTRACTS
         Net deferred (losses) from forward contracts closed during the                     (6,606,000)
         quarter                                                                                                           -
         Less: reclassification adjustment for net losses included in net                    8,475,000
         income                                                                                                            -
                                                                               ------------------------ -------------------------
         Net unrealized gains (losses) on forward contracts                             $    1,869,000       $             -
                                                                               ======================== =========================

                                                                                     For the Quarter         For the Quarter
                                                                               Ended September 30, 2000  Ended September 30, 1999
                                                                               ------------------------ -------------------------
         INVESTMENTS AVAILABLE FOR SALE
         Unrealized (losses) gains arising during the quarter                           $    7,480,000      $    (13,117,000)
         Less: reclassification on net losses to impairment reserve                         22,610,000                     -
         Less: reclassification adjustment for net losses (gains) resulting                   (197,000)             (471,000)
         from asset sales
                                                                               ------------------------ -------------------------
         Net unrealized gains (losses) gains on investments                             $   29,893,000      $    (13,588,000)
         available-for-sale
                                                                               ======================== =========================

                                                                                     For the Quarter         For the Quarter
                                                                               Ended September 30, 2000  Ended September 30, 1999
                                                                               ------------------------ -------------------------
         INTEREST RATE SWAP AGREEMENTS
         Net deferred gains from interest rate swaps closed during the                  $           -       $              -
         quarter
         Less: reclassification adjustment for net (gains) included in net                 (1,191,000)                     -
         income
                                                                               ------------------------ -------------------------
         Net unrealized (losses) on interest rate swaps                                 $  (1,191,000)      $              -
                                                                               ======================== =========================

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

                               FINANCIAL CONDITION


FIXED INCOME SECURITIES

At September 30, 2000, the Company held $551,827,000 of Fixed Income Securities as compared to $701,143,000 at December 31, 1999. The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):


                                             September 30, 2000            December 31, 1999
                                        -----------------------------------------------------------

                                                          Percent of      Carrying      Percent of
Fixed Income Securities                 Carrying Value     Portfolio         Value       Portfolio
---------------------------------------------------------------------------------------------------
Mortgage Securities:
  Adjustable Rate (1)                          $25,445         4.60%       $32,256           4.60%
  Fixed Rate                                   520,355        94.30%       662,348          94.40%
Other Fixed Income Securities                    6,027         1.10%         6,539           1.00%
                                        ---------------  ------------ ------------- ---------------
     Totals                                   $551,827       100.00%      $701,143         100.00%
                                        ===============  ============ ============= ===============

          (1) At September 30, 2000 and December 31, 1999, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at September 30, 2000 (dollars in thousands):


Security Type                               Par Amount   Percent of     Adjusted       Market        Current     Weighted
                                                          Total Par    Cost Basis      Price         Coupon      Average
                                                           Amount                                                Life (1)
---------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs              $150,624        26.30%        98.00%        98.00%       6.50%           4.8
20 Year Agency Pass-throughs                   235,796        41.20%        97.00%        97.00%       6.50%           6.0
30 Year Agency Pass-throughs                    28,289         4.90%        96.86%        96.86%       6.98%           6.1
AAA CMOs                                       121,908        21.30%        95.66%        95.66%       6.92%           8.5
                                        ---------------  ------------ ------------- -------------    --------   -----------
Total Fixed Rate Holdings                     $536,617        93.80%        96.97%        96.97%       6.62%           6.2

Other Fixed Income Securities                   10,400         1.80%        65.64%        57.95%      15.20%           2.0
Adjustable Rate Holdings                        25,077         4.40%       101.79%       101.47%       7.75%           1.0
                                        ---------------  ------------ ------------- -------------    --------   -----------

Total Portfolio                               $572,094       100.00%        96.61%        96.46%       6.82%           5.9
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

EQUITY SECURITIES

     At September 30, 2000 the Company held $9,770,000 of equity securities compared to $17,481,000 at December 31, 1999. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At September 30, 2000, equity securities consisted of the following:


(in thousands)                                     Shares Held      Adjusted Cost         Fair Value
                                                  ---------------------------------------------------
COMMON STOCK:
American Residential Investment Trust, Inc.                109               $611               $354
Anworth Mortgage Asset Corporation                         222                994              1,108
Dynex Cap, Inc.                                             75                122                 98
                                                                   ----------------------------------
    Total Common Stock                                                      1,727              1,560
                                                                   ----------------------------------

CONVERTIBLE PREFERRED STOCK:
Capstead Mortgage Corporation, Series B                    520              4,408              5,655

Dynex Capital, Inc., Series A                               53                420                420

Dynex Capital, Inc., Series B                              150              1,167              1,167

Dynex Capital, Inc.,  Series C                             108                968                968

                                                                   ----------------------------------
    Total Convertible Preferred Stock                                       6,963              8,210

                                                                   ----------------------------------

Total Equity Securities                                                    $8,690             $9,770
                                                                   ==================================

At December 31, 1999, equity securities consisted of the following:


  (In thousands)                                   Shares Held               Cost        Fair Value
                                                  --------------------------------------------------
  COMMON STOCK:
  American Residential Investment Trust, Inc.              109            $   611              $748

  Anthracite Capital, Inc.                                 500              3,071             3,188

  Anworth Mortgage Asset Corporation                       222                994               997

  Dynex Capital, Inc.                                       75              1,080               483

  Hanover Capital Mortgage Holdings, Inc.                  385              1,842             1,396

  Impac Commercial Holdings, Inc.                          249              1,441             1,307
                                                               -------------------------------------
      Total Common Stock                                                    9,039             8,119
                                                               -------------------------------------

  CONVERTIBLE PREFERRED STOCK:
  Capstead Mortgage Corporation, Series B                  520              4,408             4,940

  Dynex Capital, Inc., Series A                             53                920               715

  Dynex Capital, Inc., Series B                            150              2,711             1,987

  Dynex Capital, Inc.,  Series C                           108              2,292             1,720

                                                               -------------------------------------

      Total Convertible Preferred Stock                                    10,331             9,362
                                                               -------------------------------------

  Total Equity Securities                                                 $19,370           $17,481
                                                               =====================================

     The Company's investments in other real estate investment trusts consist of publicly traded preferred and common stock securities issued by companies involved in the mortgage finance industry. The Company generally expects to receive dividend income on the majority of these investments.

HEDGING INSTRUMENTS

     At September 30, 2000, the Company had no interest rate swap agreements.

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

At September 30, 2000, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                                      Fair value of             Average               Unrealized
            Current           Average Contract          contracts             Termination           Gains (Losses)
     Notional Amount (000)          Price                 (000)                  Date                    (000)
    ------------------------ -------------------- ---------------------- ---------------------- ------------------------

           $610,000                99.448                607,712              10/14/2000               $(1,079)

     The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market weighted average duration approximately equal to the contracts shown above.

     The following is a presentation of forward contracts closed during the quarter ended September 30, 2000:


                                                                                   Deferred
                    Notional Amount                  Closing                     Gain (Loss)
                         (000)                         Date                         (000)
              ----------------------------------------------------------------------------------------
                        150,000                      07/05/00                       (1,418)
                        100,000                      07/10/00                         (355)
                        125,000                      07/14/00                         (220)
                        135,000                      07/21/00                         (190)
                        100,000                      07/24/00                            39
                        100,000                      07/28/00                         (227)
                        150,000                      08/04/00                         (432)
                        125,000                      08/11/00                         (293)
                        135,000                      08/18/00                         (158)
                        100,000                      08/31/00                         (828)
                        100,000                      09/08/00                         (695)
                        150,000                      09/22/00                         (551)
                        125,000                      09/22/00                         (215)
                        135,000                      09/29/00                       (1,063)
              ----------------------------                               -----------------------------

                       1,730,000                                                    (6,606)
              ============================                               =============================


     The net deferred loss and unrealized loss of $7,346,000 and $1,079,000, respectively, incurred on forward contracts through September 30, 2000 were reclassified from other comprehensive income into Net Loss on Investment Transactions in The Statement of Operations during the quarter ended September 30, 2000 as part of the impairment charge recorded on the underlying assets being hedged. Future gains and losses on forward contracts will either be amortized over the remaining life of the fixed income securities being hedged or recognized in The Statements of Operations in the period the hedged securities are sold.

LIABILITIES

     The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities. These agreements are secured by a portion of the Company's mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

     At September 30, 2000, the Company had outstanding $512,535,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.60% and a maturity of 1.0 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $526,939,755.

     At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $689,396,000.

     The Company had $4,435,000 and $7,044,000 of other liabilities at September 30, 2000 and December 31, 1999, respectively, consisting primarily of dividend payable and unrealized loss on open forward contracts at September 30, 2000 and accrued interest payable and dividend payable at December 31, 1999. The Company anticipates settling all other liabilities within one year.


OTHER MATTERS

     At September 30, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $2,653,000 and $3,750,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

         During the quarter ended September 30, 2000, the Company recorded an impairment reserve of $3,368,000 on its Dynex preferred stock holdings which is included in Net Loss on Investment Transactions in the Statement of Operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written down further.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

     For the quarter ended September 30, 2000, the Company's net loss was $28,427,000, or $4.94 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding. That compares to net income of $2,965,000, or $0.52 per share on basic basis and $0.51 per share on a diluted basis, based on a weighted average of 5,753,000 and 5,784,000 shares outstanding, respectively, for the quarter ended September 30, 1999. Net interest income for the quarter ended September 30, 2000 was $1,980,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements. Net interest income for the quarter ended September 30, 1999 was $2,893,000. The Company reported dividend income of $185,000 from dividends on equity investments for the quarter ended September 30, 2000. The Company reported dividend income of $503,000 from dividends on equity investments for the quarter ended September 30, 1999. The Company reported a net loss on investment transactions of $29,912,000 for the quarter ended September 30, 2000. The loss consisted of an impairment charge on certain fixed-rate mortgage securities that may be sold prior to maturity of $21,652,000, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,475,000 and a gain of $165,000 on the sale of equity securities. The Company realized gains on investment transactions, net of $437,000 primarily from the sale of equity securities for the quarter ended September 30, 1999. The Company incurred operating expenses of $680,000 for the quarter ended September 30, 2000 consisting of management fees, professional fees, legal, printing, insurance and other expenses. Included in professional fees and other expenses was approximately $350,000 of professional service fees incurred in connection with an analysis of the Company's portfolio restructuring. The Company incurred operating expenses of $868,000 for the quarter ended September 30, 1999.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                        AVERAGE BALANCE AND RATE TABLE
                            (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                     September 30, 2000                September 30, 1999

                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                           $570,523            6.52%          $754,167          6.77%
     Other Fixed Income Assets                        6,881           14.94%             6,458         17.62%
     Cash and Cash Equivalents                        1,510            5.56%             7,128          4.43%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  578,914            6.62%           767,753          6.84%
                                                ------------     ------------      ------------    -----------
Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  522,145            5.82%           715,263          5.72%
                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread              $56,769            0.80%           $52,490          1.12%
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

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                        AVERAGE BALANCE AND RATE TABLE
                            (Dollars in thousands)

                                                   For the Quarter Ended             For the Quarter Ended
                                                     September 30, 2000                September 30, 1999

                                                                  Effective                        Effective
                                                  Average         Dividend           Average       Dividend
                                                  Balance           Yield            Balance         Yield
                                                ------------     ------------      ------------    -----------
     Equity securities                              $13,354            5.54%           $19,618         10.26%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     For the nine months ended September 30, 2000, the Company's net loss was $31,247,000, or $5.43 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding. That compares to net income of $8,782,000 or $1.53 per share on a basic basis and $1.52 per share on a diluted basis, based on a weighted average of 5,753,000 and 5,782,000 shares outstanding, respectively, for the nine months ended September 30, 1999. Net interest income for the nine months ended September 30, 2000 was $6,732,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements. Net interest income for the nine months ended September 30, 1999 was $7,891,000. The Company reported dividend income of $909,000 from dividends on equity investments for the nine months ended September 30, 2000. The Company reported dividend income of $1,899,000 from dividends on equity investments for the nine months ended September 30, 1999. The Company realized a net loss of $37,444,000 on investment transactions for the nine months ended September 30, 2000. The loss consisted of an impairment charge on certain fixed-rate mortgage securities that may be sold prior to maturity of $21,652,000, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,475,000 and a net loss of $7,367,000 on the sale of mortgage and equity securities. The Company realized gains on investment transactions, net of $1,714,000 primarily from the sale of mortgage and equity securities for the nine months ended September 30, 1999. The Company incurred operating expenses of $1,444,000 for the nine months ended September 30, 2000 consisting of management fees, professional fees, legal, printing, insurance and other expenses. Included in professional fees and other expenses was approximately $350,000 of professional service fees incurred in connection with an analysis of the Company's portfolio restructuring. The Company incurred operating expenses of $2,722,000 for the nine months ended September 30, 1999.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                        AVERAGE BALANCE AND RATE TABLE
                            (Dollars in thousands)

                                                 For the Nine Months Ended           For the Nine Months Ended
                                                     September 30, 2000                 September 30, 1999

                                                  Average         Effective          Average         Effective
                                                  Balance           Rate             Balance           Rate
                                                ------------     ------------      ------------    --------------
Interest Earning Assets:
     Mortgage Securities                           $637,532            6.61%          $786,934             6.67%
     Other Fixed Income Assets                        7,015           15.89%             5,339            14.24%
     Cash and Cash Equivalents                        4,129            5.91%             6,365             4.80%
                                                ------------     ------------      ------------    --------------
     Total Interest Earning Assets                  648,676            6.70%           798,638             6.70%
                                                ------------     ------------      ------------    --------------
Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  589,618            5.85%           748,533             5.74%
                                                ------------     ------------      ------------    --------------
Net Interest Earning Assets and Spread              $59,058            0.85%           $50,105             0.96%
                                                ============     ============      ============    ==============

     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                        AVERAGE BALANCE AND RATE TABLE
                            (Dollars in thousands)

                                                 For the Nine Months Ended           For the Nine Months Ended
                                                     September 30, 2000                 September 30, 1999

                                                                  Effective                          Effective
                                                  Average         Dividend           Average         Dividend
                                                  Balance           Yield            Balance           Yield
                                                ------------     ------------      ------------    --------------
     Equity securities                              $16,438            7.37%           $18,375            13.78%

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of September 30, 2000 and December 31, 1999, consisted of reverse repurchase agreements totaling $512,535,000 and $672,660,000, respectively. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At September 30, 2000 and December 31, 1999, the Company had borrowing arrangements with over twenty different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

----------------------------------------------------------------------------------------
                                                       Fair Value for Scenario Shown
                                                     Interest                 Interest
                                                    Rates Fall               Rates Rise
                                                    100 Basis                 100 Basis
                                                      Points     Unchanged     Points
--------------------------------------------------------------- ------------ -----------
Interest Rate Sensitive Instruments                   $38,293     $38,213       $35,070

Change in Fair Value                                      $80         -         ($3,143)
Change as a Percent of Fair Value                        0.01%        -          (0.57%)
Change as a Percent of Stockholders' Equity              0.17%        -          (6.49%)
Change on a Per Share Basis                             $0.01         -         ($0.55)

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

-------------------------------------------- ----------------------------------------------
                                                     Fair Value for Scenario Shown
                                                 Prices                          Prices
                                              Decrease 10%     Unchanged      Increase 10%
-------------------------------------------- --------------- --------------- --------------
Equity Investments                                $8,793          $9,770         $10,747
Change in Fair Value                                (977)            -               977
Change as a Percent of Fair Value                   (10%)            -                10%
Change as a Percent of Stockholders' Equity        (2.0%)            -               2.0%
Change on a Per Share Basis                        (0.17)            -              0.17

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

     None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  EXHIBITS

The following exhibits are part of this quarterly report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

EXHIBIT NO.           DESCRIPTION
----------            ----------------------------------------------------
27                    Financial Data Schedule

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Apex Mortgage Capital, Inc.
                                      (Registrant)

Dated: November 13, 2000               /S/ PHILIP A. BARACH
                                       -------------------------------------
                                       Philip A. Barach
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Dated: November 13, 2000               /S/ DANIEL K. OSBORNE
                                       -------------------------------------
                                       Daniel K. Osborne
                                       Executive Vice President
                                       Chief Operating Officer and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)