Form 10-K405
period 2000-12-31
APEX MORTGAGE CAPITAL INC
filed 2001-04-02
CIK 1045956

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-K
(MARK ONE)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

       Registrant's telephone number, including area code (213) 244-0440

        Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS                   NAME OF EXCHANGE WHICH REGISTERED
       -------------------                   ---------------------------------
 Common Stock ($.01 par value)                     American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 16, 2001, the aggregate market value of the voting stock held by non-affiliates was $49,001,173 based on the closing price of the Common Stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 16, 2001:  5,753,000

DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2000, are incorporated by reference into Part III.

===============================================================================

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

                           APEX MORTGAGE CAPITAL, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
ITEM 1.   BUSINESS                                                           4

ITEM 2.   PROPERTIES                                                        20

ITEM 3.   LEGAL PROCEEDINGS                                                 20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               20

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                             20

ITEM 6.   SELECTED FINANCIAL DATA                                           22

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             23

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                     31

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       34

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                             34

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                34

ITEM 11.  EXECUTIVE COMPENSATION                                            34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                      34

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    34

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                                     35

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

                                  RECENT EVENTS

         DIVIDEND DECLARATION. On March 20, 2001, the Company's Board of Directors declared a dividend distribution of $0.35 per share. The dividend is payable on April 20, 2001, to shareholders of record on March 30, 2001.

         REPORTING PERIOD. Unless otherwise noted, this report describes the Company's operations and developments through the date hereof.

         EXCHANGE LISTING. Effective February 8, 2001, the Company was listed on the American Stock Exchange and began trading its common stock under the symbol AXM.

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

UNCOMMITTED SECURED BORROWINGS

     The Company expects a substantial portion of its borrowings may consist of Uncommitted Secured Borrowings, including reverse repurchase agreements, lines of credit, Dollar-Roll Agreements and other financing transactions. Such funding sources generally do not commit the lender to continue to provide financing to the Company. The Company intends to limit the amount of Uncommitted Secured Borrowings to 92% of its total assets, less any assets that are funded with Committed Secured Borrowings, plus the market value of any related hedging transactions. If the amount of such borrowings exceeds 92%, the Manager will be required to submit to the Company's Board of Directors a plan designed to bring the total amount of Uncommitted Secured Borrowings below the 92% limitation. It is anticipated that in many circumstances this goal will be achieved over time without active management through the natural process of mortgage principal repayments and increases in the market value of the Company's total assets. The Company anticipates that it will only enter into repurchase agreements and other financing transactions with counter-parties rated investment grade by a Rating Agency.

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

     The Company may implement its interest rate risk management policy by utilizing various hedging transactions, including interest rate swaps, interest rate swaptions, interest rate caps, interest rate floors, financial futures contracts, options on financial futures contracts and other structured transactions. The Company does not intend to enter into such transactions for speculative purposes.

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

MORTGAGE LOANS

     GENERAL. The Company may acquire and accumulate Mortgage Loans as part of its investment strategy until a sufficient quantity has been accumulated for securitization into High Credit Quality Mortgage Loans. The Company anticipates that the Mortgage Loans acquired by it and not yet securitized will not constitute more than 25% of the Company's total Mortgage Related Assets at any time. All Mortgage Loans will be acquired with the intention of securitizing them into High Credit Quality Mortgage Loans. However, there can be no assurance that the Company will be successful in securitizing the Mortgage Loans. To meet the Company's investment criteria, the Mortgage Loans to be acquired by the Company will generally conform to the underwriting guidelines established by Fannie Mae, FHLMC or other credit insurers. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of Mortgage Loans by the lending institution. The Company does not intend to obtain additional appraisals at the time of acquiring Mortgage Loans.

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

     EQUITY RISK. Equity risk is the possibility that the Company could lose money if its equity investments decline in value. Such a decline could be caused by a number of factors, including but not limited to, overall market conditions, suspension or omission of dividends, bankruptcies and litigation. This is especially true during periods of economic uncertainties and economic downturns.

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

GENERAL

     The Code provides special tax treatment for organizations that qualify and elect to be taxed as REITs. In brief, if certain specific conditions imposed by the Code are met, entities that invest primarily in real estate assets, including Mortgage Loans, that otherwise would be taxed as corporations are generally not taxed at the corporate level on their taxable income that is distributed to their stockholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles. A qualifying REIT, however, may be subject to certain excise and other taxes, as well as income taxes, on Taxable Income that is not currently distributed to its stockholders.

     The Company has made an election to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1997. There can be no assurance, however, that all qualification requirements for such treatment will be met.

     In the event that the Company does not qualify as a REIT in any taxable year, it will be subject to federal income tax as a domestic corporation and its stockholders will be taxed in the same manner as stockholders of ordinary corporations. To the extent that the Company would, as a consequence, be subject to potentially significant tax liabilities, the amount of earnings and cash available for distribution to its stockholders would be reduced.

REQUIREMENTS FOR QUALIFICATION AS A REIT

     To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests. The Company has adopted a policy to comply with the REIT Provisions of the Code.


TERMINATION OR REVOCATION OF REIT STATUS

     The Company's status as a REIT will be terminated automatically if it fails to meet the Code's requirements for qualification as a REIT, unless certain relief provisions apply with respect to the Company's failure to meet the Code's requirements. If the Company's REIT status were to be terminated, the Company will not be eligible again to elect REIT status until the fifth taxable year that begins after the year for which its status as a REIT was terminated. The Company may also voluntarily revoke its election, in which case it would be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years. The Company has no intention to voluntarily revoke its REIT election.

     If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates. Distributions to stockholders of the Company with respect to any year in which it fails to qualify as a REIT would not be deductible by the Company nor would they be required to be made. Failure to qualify as a REIT would result in the Company's reduction of its distributions to stockholders in order to pay the resulting taxes. If, after terminating its REIT status, the Company later qualifies and elects to be taxed as a REIT again, the Company could face significant adverse tax consequences.

TAXATION OF THE COMPANY

     In any year in which the Company qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its Taxable Income or net capital gain which is distributed to its stockholders. The Company generally will, however, be subject to federal income tax (at the rates applicable to corporations) on any net income or net capital gain that is not distributed to its stockholders. The Company intends to distribute substantially all of its Taxable Income to its stockholders on a pro rata basis in each year.

     In addition, the Company will also be subject to a tax of 100% of net income from any "prohibited transaction" under the Code and will be subject to a 100% tax on the greater of the amount by which it fails either the 75% or 95% Gross Income Tests, multiplied by a fraction intended to reflect the Company's profitability, if the failure to satisfy such tests is due to reasonable cause and not willful neglect and if certain other requirements are met. The Company may also be subject to the alternative minimum tax on certain items of tax preference with respect to undistributed income.

     The Company may securitize Mortgage Loans and sell such mortgage securities through a taxable subsidiary. However, if the Company itself were to sell such mortgage securities on a regular basis, there is a substantial risk that they would be deemed dealer property and that all of the profits from such sales would be subject to tax at the rate of 100% as income from "prohibited transactions" under the Code. The Company therefore intends to make any such sales through a taxable subsidiary. The taxable subsidiary will not be subject to this 100% tax on income from prohibited transactions under the Code, which is only applicable to REITs. However, the taxable subsidiary will be subject to federal income, tax on its taxable income at the tax rates applicable to corporations.

     The Company may elect to retain and pay income tax on all or a portion of its net long-term capital gains for any taxable year, in which case the Company's stockholders would include in their income as long-term capital gains their proportionate share of such undistributed capital gains. The stockholders would be treated as having paid their proportionate share of the income taxes paid by the Company on the undistributed capital gains, which amounts would be credited or refunded to the stockholders.

     The Company will also be subject to a nondeductible 4% excise tax if it fails to make timely dividend distributions in certain amounts for each calendar year. The Company intends to declare its fourth regular annual dividend during the final quarter of the year and to make such dividend distribution no later than 31 days after the end of the year in order to avoid imposition of the excise tax. Such a distribution would be taxed to the stockholders in the year that the distribution was declared, not in the year paid. Imposition of the excise tax on the Company would reduce the amount of cash available for distribution to its stockholders.


TAXABLE SUBSIDIARIES

         The Company may, in the future, cause the creation and sale of mortgage securities through a taxable corporation or corporations. The Company may own interests in such corporations, known as "taxable REIT subsidiaries," so long as no more than 20% of the value of the Company's gross assets consist of securities of taxable REIT subsidiaries. In addition, the dividends received by the Company from any taxable REIT subsidiaries will not qualify as income from Qualified REIT Real Estate Assets for purposes of the 75% Gross Income Test, and will have to be limited, along with the Company's other interest, dividends, gains on the sale of securities, hedging income and other income not derived from Qualified REIT Real Estate Assets to less than 25% of the Company's gross revenues in each taxable year. If the taxable subsidiary creates a taxable mortgage pool, such pool itself will constitute a separate taxable subsidiary of the taxable subsidiary. The taxable subsidiary would be unable to offset the income derived from such a taxable mortgage pool with losses derived from any other activities.

TAXATION OF STOCKHOLDERS

     For any taxable year in which the Company is treated as a REIT for federal income tax purposes, amounts distributed by the Company to its stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends. In the latter case, the distributions will be taxable to the stockholders as long-term capital gains.

     Distributions of the Company will not be eligible for the dividends received deduction for corporate shareholders. Stockholders may not deduct any net operating losses or capital losses of the Company.

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


                                    EMPLOYEES

         As of December 31, 2000, the Company had no employees. The Manager manages the day to day operations of the Company, subject to the direction and oversight of the Company's Board of Directors and under the terms of a Management Agreement discussed below.


                            THE MANAGEMENT AGREEMENT

     The Company has entered into a Management Agreement with the Manager for a one year term ending on December 31, 2001. The Manager is primarily involved in two activities: (i) asset/liability management--acquisition, financing, hedging, management and disposition of Mortgage Related Assets, including credit and prepayment risk management; and (ii) capital management--oversight of the Company's structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of Mortgage Related Assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company's Mortgage Related Assets and provides certain administrative and managerial services in connection with the operation of the Company. The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company's Board of Directors. The Manager is required to prepare regular reports for the Company's Board of Directors that will review the Company's acquisitions of Mortgage Related Assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company's Board of Directors.

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

     The Company, on the one hand, and the Manager and its Affiliates, on the other hand, do not presently expect to, but may in the future, enter into a number of relationships other than those governed by the Management Agreement, some of which may give rise to conflicts of interest between the Manager and its Affiliates and the Company. The market in which the Company will seek to purchase Mortgage Related Assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between the Company and the Manager and its Affiliates in addition to those described herein. Any such relationships or transactions will require the approval of the Company's Board of Directors, including a majority of the Unaffiliated Directors.

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


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


EQUITY MARKET ACTIVITY

     The Company's Common Stock began trading on December 4, 1997 and is traded on the American Stock Exchange under the trading symbol AXM. The Company previously traded on the New York Stock Exchange. As of March 16, 2001, the Company had 5,753,000 shares of Common Stock issued and outstanding.

     The following table sets forth the high, low and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape and the cash dividend declared per share of Common Stock.

                                                                                          CASH
                                                                STOCK PRICE             DIVIDENDS
                                                       -------------------------------   DECLARED
2000                                                     HIGH       LOW       CLOSE     PER SHARE
----                                                     ----       ---       -----     ---------
Fourth Quarter ended December 31, 2000                   $7.35     $6.80      $6.89       $0.35
Third Quarter ended September 30, 2000                   $9.00     $7.06      $7.30       $0.35
Second Quarter ended June 30, 2000                      $10.19     $8.50      $8.50       $0.35
First Quarter ended March 31, 2000                      $10.56     $8.75      $8.75       $0.46

1999

Fourth Quarter ended December 31, 1999                  $12.69     $10.06    $10.19       $0.46
Third Quarter ended September 30, 1999                  $13.56     $11.50    $12.38       $0.46
Second Quarter ended June 30, 1999                      $13.94     $12.13    $13.31       $0.42
First Quarter ended March 31, 1999                      $13.50     $9.86     $13.50       $0.38

1998

Fourth Quarter ended December 31, 1998                  $11.13      $7.25      $9.63      $0.30
Third Quarter ended September 30, 1998                  $12.06      $9.06      $9.56      $0.27
Second Quarter ended June 30, 1998                      $12.75     $10.44    $10.50       $0.25
First Quarter ended March 31, 1998                      $14.06     $11.50    $12.38       $0.25



         On March 20, 20001 the Company's Board of Directors declared a dividend distribution of $0.35 per share. The dividend is payable on April 20, 2001, to shareholders of record on March 30, 2001.

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

         The Company repurchased 947,100 shares of common stock during the year ended December 31, 1998. The average price per share repurchased during the year ended December 31, 1998 was $11.16. The repurchased shares are held in treasury at cost in the financial statements herein. No shares were repurchased during the years ended December 31, 2000 and 1999.

         An additional 552,900 shares of common stock are currently authorized for potential repurchase in the future. The Company may continue to repurchase shares of common stock in the future when market conditions warrant.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data are derived from audited financial statements for the years ended December 31, 2000, 1999, 1998, and the period from commencement of operations on December 9, 1997 to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                                            PERIOD FROM
                                                    YEAR ENDED         YEAR ENDED         YEAR ENDED      DECEMBER 9, 1997
                                                DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998   TO DECEMBER 31,
                                                                                                                1997
                                                ----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Days in period                                                 366                365                365                 22

Interest income                                        $42,834,000        $52,517,000        $41,975,000           $428,000
Interest expense                                       $33,779,000        $42,345,000        $36,007,000           $111,000
Net interest income                                     $9,055,000        $10,172,000         $5,968,000           $317,000
Net (loss) gain on investment transactions           ($36,703,000)         $1,938,000         $1,047,000                  -
General and administrative expenses                     $1,734,000         $3,385,000         $2,104,000           $167,000
Net (loss) income                                    ($28,243,000)        $11,112,000         $5,547,000           $150,000
Average number of shares outstanding                                                           6,190,000          6,700,100
                                                         5,753,000          5,753,000
Basic net income per share                                 ($4.91)              $1.93              $0.90              $0.02
Diluted net income per share                               ($4.91)              $1.92              $0.90              $0.02
Dividends declared per share                                 $1.51              $1.72              $1.07              $0.04


                                                 AT DECEMBER 31,    AT DECEMBER 31,    AT DECEMBER 31,    AT DECEMBER 31,
                                                       2000               1999               1998               1997
                                                ----------------------------------------------------------------------------
BALANCE SHEET DATA:
Mortgage-backed securities                            $600,131,000       $701,143,000       $829,713,000       $265,880,000
Other investments                                       $9,068,000        $17,481,000        $16,422,000                  -
Total assets                                          $614,073,000       $735,745,000       $865,478,000       $271,307,000
Reverse repurchase agreements                         $545,434,000       $672,660,000       $767,908,000        $87,818,000
Total liabilities                                     $569,690,000       $679,704,000       $777,448,000       $178,310,000
Stockholders' equity                                   $44,383,000        $56,041,000        $88,030,000        $92,997,000
Book value per share                                         $7.71              $9.74             $15.30             $13.88
Fair value of off balance sheet hedging
instruments                                                      -         $3,815,000       ($9,994,000)                  -
Impact of terminated interest rate swap
contracts on equity value                               $2,546,000                  -                  -                  -
Adjusted book value per share                                $8.16             $10.40             $13.56             $13.88


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

         The Company has reviewed its financial instruments to identify those to which SFAS No. 133 and related amendments apply. Management believes that the only instruments for which the accounting will be affected by SFAS No. 133 are the forward contracts used to hedge fixed income securities. The transition adjustment that will be recorded on January 1, 2001 will result in the reclassification of $2,173,000 net losses of unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income. Also, deferred gains on interest rate swaps previously designated as hedges will be reclassified from other liabilities to accumulated other comprehensive income.

         In conjunction with the adoption of SFAS No. 133 on January 1, 2001, the Company will reclassify $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115. This change will result in the reclassification of $1,742,000 net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

FINANCIAL CONDITION

FIXED INCOME SECURITIES

At December 31, 2000 and 1999 the Company held $600,131,000 and $701,143,000 of Fixed Income Securities, respectively. The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):

                                         December 31, 2000                     December 31, 1999
                                  ---------------------------------    -----------------------------------

Fixed Income Securities           Carrying Value        Percent of     Carrying Value          Percent of
                                                         Portfolio                              Portfolio
----------------------------------------------------------------------------------------------------------
Mortgage Securities:
  Adjustable Rate (1)                    $40,253             6.71%            $32,256               4.50%
  Fixed Rate                            $554,216            92.35%            662,348              94.50%
Other Fixed Income Securities             $5,662             0.94%              6,539               1.00%
                                  ---------------   ---------------    ---------------    ----------------
     Totals                             $600,131           100.00%           $701,143             100.00%
                                  ===============   ===============    ===============    ================


           (1) At December 31, 2000 and 1999, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 2000 (dollars in thousands):


                                                              Percent of                                       Weighted
                                                              Total Par      Adjusted    Market    Current     Average
Security Type                                   Par Amount    Amount       Cost Basis    Price     Coupon     Life (1)
------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs                 $145,251       23.90%        98.00%     99.90%     6.50%           4.5
20 Year Agency Pass-throughs                      230,193       37.90%        97.00%     99.30%     6.50%           5.6
30 Year Agency Pass-throughs                       54,759        9.00%        99.65%    101.23%     7.41%           5.0
AAA CMOs                                          127,759       21.00%        95.68%     97.92%     6.80%           6.4
                                        ------------------ ------------ ------------- ---------- ---------  ------------
Total Fixed Rate Holdings                        $557,962       91.80%        97.22%     99.33%     6.80%           5.4

Other Fixed Income Securities                      10,400        1.70%        64.31%     54.44%    15.89%           1.8
Adjustable Rate Holdings                           39,253        6.50%       102.49%    102.55%     8.00%           0.6
                                        ------------------ ------------ ------------- ---------- ---------  ------------

Total Portfolio                                  $607,615      100.00%        96.99%     98.77%     6.90%           5.1
                                        ================== ============ ============= ========== =========  ============

     The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 1999 (dollars in thousands):


                                                           Percent of                                         Weighted
                                                           Total Par    Amortized      Market      Current     Average
Security Type                               Par Amount     Amount       Cost Basis     Price       Coupon     Life (1)
---------------------------------------------------------------------------------------------------------------------------
15 Year Agency/AAA Pass-throughs              $167,717        23.00%       100.49%      97.30%      6.50%          5.1
20 Year Agency Pass-throughs                   251,819        34.50%       100.46%      96.26%      6.50%          6.4
30 Year Agency Pass-throughs                    31,424         4.30%       101.36%      95.98%      6.99%          7.7
AAA CMOs                                       237,202        32.40%        99.76%      95.53%      6.82%          7.2
                                        ---------------  ------------ ------------- ----------- ----------  -----------
Total Fixed Rate Holdings                     $688,162        94.20%       100.26%      96.25%      6.63%          6.4

Other Fixed Income Securities                   10,400         1.40%        69.38%      62.88%     15.53%          2.1
Adjustable Rate Holdings                        31,923         4.40%       101.73%     101.04%      6.62%          1.0
                                        ---------------  ------------ ------------- ----------- ----------  -----------

Total Portfolio                               $730,485       100.00%        99.89%      95.88%      6.76%          6.1
                                        ===============  ============ ============= =========== ==========  ===========

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


EQUITY SECURITIES

     At December 31, 2000 and 1999 the Company held $9,068,000 and $17,481,000 of equity securities, respectively. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At December 31, 2000, equity securities consisted of the following:


  (In thousands)                                   Shares Held      Adjusted Cost        Fair Value
                                                  --------------------------------------------------
  COMMON STOCK:
  American Residential Investment Trust, Inc.              109               $611              $238
  Anworth Mortgage Asset Corporation                       222                994               900
  Dynex Capital, Inc.                                       75                122                75
                                                               -------------------------------------
      Total Common Stock                                                    1,727             1,213
                                                               -------------------------------------

  CONVERTIBLE PREFERRED STOCK:
  Capstead Mortgage Corporation, Series B                  520              4,408             5,492
  Dynex Capital, Inc., Series A                             53                420               427
  Dynex Capital, Inc., Series B                            150              1,167             1,088
  Dynex Capital, Inc.,  Series C                           108                968               848
                                                               -------------------------------------
      Total Convertible Preferred Stock                                     6,963             7,855
                                                               -------------------------------------

  Total Equity Securities                                                  $8,690            $9,068
                                                               =====================================

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

     Under these agreements, the Company received cash payments to the extent of the excess of three-month LIBOR over the agreements' contract rate times the notional amount. During the year ended December 31, 1999, the Company terminated all outstanding interest rate caps with a notional amount of $900,000,000 which resulted in a realized gain of $172,000 which is included in net gain on investment transactions in the 1999 statement of operations.

     During the year ended December 31, 1999, the expiration of put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000 resulted in a realized loss of $334,000 which is included in net gain on investment transactions in the 1999 statement of operations.

     During the year ended December 31, 2000, the Company terminated all outstanding interest rate swap agreements with a combined notional amount of $386,213,000 which resulted in a deferred gain of $5,554,000 that will be amortized over the remaining life of the original swap agreements. The deferred gain is included in liabilities on the balance sheet and the amortization expense is included in interest expense in the statement of operations. During the year ended December 31, 2000, $3,008,000 of the deferred gain was amortized. Approximately 92% of the deferred gain will be amortized by June 30, 2001. The remaining deferred gain will be fully amortized by May 31, 2002.

     At December 31, 1999, the Company had entered into interest rate swap agreements with the total current notional amount as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.

           Current                                                                         Average           Unrealized
       Notional Amount         Weighted            Average                               Termination           Gains
            (000)            Average Life         Fixed Rate          Floating Rate         Date               (000)
    ---------------------- ------------------ -------------------- ------------------- ------------------- -----------------
          $400,129             1.6 years            5.869%             1Mo LIBOR            8/9/2001            $3,815

     During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000, which was fully amortized at August 31, 2000. The deferred loss is included in other comprehensive income on the balance sheet and the amortization expense is included in interest expense in the statement of operations. During years ended December 31, 2000 and 1999, $23,000 and $42,000 of the net deferred loss was amortized, respectively.

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

     Hedging involves risk and typically involves costs, including transaction costs. Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates. The Company may increase its hedging activity and, thus, increase its hedging costs during such periods when interest rates are volatile or rising and hedging costs have increased. The Company intends generally to hedge as much of the interest rate risk as the Manager determines is in the best interest of the shareholders of the Company given the cost of such hedging transactions and the Company's desire to maintain its status as a REIT. The Company's policies do not contain specific requirements as to the percentages or amount of interest rate risk that the Manager is required to hedge.

At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

            Current                                      Fair value of             Average               Unrealized
        Notional Amount           Average Contract         contracts             Termination           Gains (Losses)
            (000)                     Price                  (000)                  Date                    (000)
    ------------------------ --- -------------------- ---------------------- ---------------------- ------------------------
           $575,000                    101.099              $585,048               1/19/2001               ($3,731)


At December 31, 1999, the Company had entered into forward contracts to sell U.S. Treasury notes with terms stated below.


                                                          Fair value of             Average               Unrealized
            Current               Average Contract          contracts             Termination           Gains (Losses)
     Notional Amount (000)              Price                 (000)                  Date                    (000)
    ------------------------ --- -------------------- ---------------------- ---------------------- ------------------------
           $335,000                    99.278               $336,492               2/12/2000                $3,909

     The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market weighted average duration approximately equal to the contracts shown above.

     The following is a presentation of forward contracts closed during the year ended December 31, 2000:

                                                        Deferral Amount
                                                             (000)
                                                   ---------------------------
                         Deferred (Losses)                        $(22,902)
                         Deferred Gains                              6,042
                                                   ---------------------------
                         Total Deferral                           $(16,860)
                                                   ===========================

     During the year ended December 31, 2000, forward contracts to sell U.S. Treasury notes with a notional amount of $5,670,000,000 were closed resulting in a net deferred loss of $16,860,000. $8,425,000 of the deferred loss incurred was reclassified from other comprehensive income into net loss on investment transactions in the statement of operations during the year ended December 31, 2000 as part an impairment charge recorded on the underlying assets being hedged. The Company anticipates reclassifying the remaining deferred and unrealized losses from other comprehensive income into a net loss line item in the statement of operations on January 1, 2001 in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.

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

     At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $564,274,000.

     At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $689,396,000.

     The Company had $24,256,000 and $7,044,000 of other liabilities at December 31, 2000 and 1999, respectively, consisting primarily of deferred gain on interest rate swaps, accrued interest payable and payables for unsettled securities at December 31, 2000 and accrued interest payable and payables for unsettled securities at December 31, 1999. The Company anticipates settling all other liabilities within one year.

OTHER MATTERS

     At December 31, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $2,437,000 and $3,750,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

     During the year ended December 31, 2000, the Company recorded an impairment reserve of $3,368,000 on its Dynex preferred stock holdings which is included in net loss on investment transactions in the statement of operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written-down further.

     During the year ended December 31, 2000, the Company recorded an impairment reserve on its Dynex common stock holdings of $958,000 which is included in net loss on investment transactions in the statement of operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written-down further.

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

     For the year ended December 31, 2000, the Company's net loss was $28,243,000, or $4.91 per share on a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding. That compares to net income of $11,112,000, or $1.93 per share on a basic basis and $1.92 on a diluted basis, based on a weighted average of 5,753,000 and 5,779,000 shares outstanding, respectively, for the year ended December 31, 1999. Net interest income for the year ended December 31, 2000 was $9,055,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $10,172,000 for the year ended December 31, 1999. The Company reported dividend income of $1,139,000 from dividends on equity investments for the year ended December 31, 2000 compared to $2,387,000 for the year ended December 31, 1999. The Company reported net losses on investment transactions of $36,703,000 consisting primarily of an impairment charge of $18,284,000 on certain fixed-rate mortgage securities that may be sold prior to maturity, an impairment charge of $4,326,000 on certain equity securities, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,425,000, a loss of $5,795,000 on the sale of $193,953,000 of fixed income securities and a gain of $126,000 on the sale of equity securities during the year ended December 31, 2000. The Company realized a net gain of $1,938,000 primarily from the sale of equity investments for the year ended December 31, 1999. The Company incurred operating expenses of $1,734,000 for the year ended December 31, 2000 consisting of incentive fees, management fees, audit, tax, legal, printing, insurance and other expenses compared to $3,385,000 for the year ended December 31, 1999.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                     For the Year Ended                For the Year Ended
                                                     December 31, 2000                 December 31, 1999
                                                -----------------------------      ---------------------------
                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                           $622,350            6.67%          $772,464          6.65%
     Other Fixed Income Assets                        6,945           16.09%             5,822         14.40%
     Cash and Cash Equivalents                        3,588            4.96%             6,322          4.76%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  632,883            6.76%           784,608          6.69%
                                                ------------     ------------      ------------    -----------
Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  576,190            5.86%           732,960          5.78%
                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread              $56,693            0.91%           $51,648          0.91%
                                                ============     ============      ============    ===========


     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)

                                                     For the Year Ended                For the Year Ended
                                                     December 31, 2000                 December 31, 1999
                                                ----------------------------       ---------------------------
                                                                  Effective                        Effective
                                                  Average          Dividend           Average        Dividend
                                                  Balance           Yield            Balance         Yield
                                                ------------     ------------      ------------    -----------
     Equity securities                              $15,578            7.31%           $18,763         12.73%

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

     For the year ended December 31, 1999, the Company's net income was $11,112,000, or $1.93 per share on a basic basis and $1.92 on a diluted basis, based on a weighted average of 5,753,000 and 5,779,000 shares outstanding, respectively. That compares to $5,547,000, or $0.90 per share on both a basic and diluted basis, based on a weighted average of 6,190,000 shares outstanding for the year ended December 31, 1998. Net interest income for the year ended December 31, 1999 was $10,172,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $5,968,000 for the year ended December 31, 1998. The Company reported dividend income of $2,387,000 from dividends on equity investments for the year ended December 31, 1999 compared to $636,000 for the year ended December 31, 1998. The Company reported net gains on investment transactions of $1,938,000 primarily from the sale of equity securities during the year ended December 31, 1999. The Company realized a net gain of $1,047,000 primarily from the sale of mortgage-backed securities and other investments for the year ending December 31, 1998. The Company incurred operating expenses of $3,385,000 for the year ended December 31, 1999 consisting of incentive fees, management fees, audit, tax, legal, printing, insurance and other expenses compared to $2,104,000 for the year ended December 31, 1998.

         The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)


                                                     For the Year Ended                For the Year Ended
                                                     December 31, 1999                 December 31, 1998
                                                ----------------------------       ---------------------------
                                                  Average         Effective          Average       Effective
                                                  Balance           Rate             Balance          Rate
                                                ------------     ------------      ------------    -----------
Interest Earning Assets:
     Mortgage Securities                           $772,464            6.65%          $670,559          6.13%
     Other Fixed Income Assets                        5,822           14.40%             1,324         14.37%
     Cash and Cash Equivalents                        6,322            4.76%            13,923          5.10%
                                                ------------     ------------      ------------    -----------
     Total Interest Earning Assets                  784,608            6.69%           685,806          6.12%
                                                ------------     ------------      ------------    -----------
Interest Bearing Liabilities:
     Reverse Repurchase Agreements                  732,960            5.78%           624,865          5.76%
                                                ------------     ------------      ------------    -----------
Net Interest Earning Assets and Spread              $51,648            0.91%           $60,941          0.36%
                                                ============     ============      ============    ===========

     The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

     The following table reflects the average balances for the Company's equity securities (dollars in thousands):

                         AVERAGE BALANCE AND RATE TABLE
                             (Dollars in thousands)



                                                     For the Year Ended                For the Year Ended
                                                     December 31, 1999                 December 31, 1998
                                                -----------------------------      ---------------------------
                                                                  Effective                         Effective
                                                  Average          Dividend          Average         Dividend
                                                  Balance           Yield            Balance          Yield
                                                ------------     ------------      ------------    -----------
     Equity securities                              $18,763           12.73%            $3,718         17.10%

     The effective yield data is computed by dividing the annualized net interest income or expense into the average daily balance shown.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds as of December 31, 2000 consisted of reverse repurchase agreements totaling $545,434,000. The Company expects to continue to borrow funds in the form of reverse repurchase agreements. At December 31, 2000, the Company had borrowing arrangements with over twenty different investment banking firms. Increases in short-term interest rates could negatively impact the valuation of the Company's mortgage assets which could limit the Company's borrowing ability or cause its lenders to initiate margin calls.

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

     EXTENSION RISK. Fixed-rate assets are generally acquired with a projected weighted average life based on certain assumptions regarding prepayments. In general, when a fixed-rate mortgage asset is acquired with borrowings, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the related asset. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the asset. However, if prepayment rates decrease in a rising interest rate environment, the life of the mortgage asset could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed. This situation may also cause the market value of the Company's mortgage assets to decline with little or no offsetting gain from the related hedging transactions. In certain situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

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

     FORWARD CONTRACT RISK. The Company may also enter in forward contracts to sell U.S. Treasury notes in addition to or instead of interest rate swap agreements. These forward contracts are generally expected to mitigate the impact of rising interest rates on the fair value of the Company's fixed income securities. However, if the interest rate spread between mortgage securities and U.S. Treasury notes were to widen, the fair value of the Company's portfolio would generally be expected to decline. In addition, the use of forward contracts to sell U.S. Treasury notes generally does not directly impact borrowing costs in the same manner as interest rate swap agreements. Therefore, the use of such forward contracts could result in net income volatility during periods of interest rate volatility.

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

-------------------------------------------------------------------------------------------------------
                                                                 Fair Value for Scenario Shown
                                                            Interest                       Interest
                                                           Rates Fall                     Rates Rise
                                                           100 Basis                       100 Basis
                                                             Points        Unchanged        Points
-------------------------------------------------------------------------------------------------------
Interest Rate Sensitive Instruments                            $34,842          $36,130        $32,896

Change in Fair Value                                           ($1,288)               -       ($3,234)
Change as a Percent of Fair Value                               (0.21%)               -        (0.54%)
Change as a Percent of Stockholders' Equity                     (2.90%)               -        (7.29%)
Change on a Per Share Basis                                     ($0.22)               -        ($0.56)

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

-------------------------------------------------------------------------------------------------------
                                                               Fair Value for Scenario Shown
                                                          Prices                           Prices
                                                         Decrease                          Increase
                                                           10%            Unchanged          10%
-------------------------------------------------------------------------------------------------------
Equity Investments                                            $8,161           $9,068          $9,975

Change in Fair Value                                            (907)               -             907
Change as a Percent of Fair Value                               (10%)               -             10%
Change as a Percent of Stockholders' Equity                    (2.0%)               -            2.0%
Change on a Per Share Basis                                    (0.16)               -            0.16

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 2000 pursuant to general instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 2000 pursuant to general instruction G(3).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 2000 pursuant to general instruction G(3).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days from December 31, 2000 pursuant to general instruction G(3).

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   The following  financial  statements of the Company are included in
          Part II, Item 8 of this Annual Report on Form 10-K:

          -    Independent Auditors' Report;

          -    Balance Sheets as of December 31, 2000 and December 31, 1999;

          - Statements of Operations: Years Ended December 31, 2000, December 31, 1999 and December 31, 1998;

          - Statements of Stockholders' Equity: Years Ended December 31, 2000, December 31, 1999 and December 31, 1998;

          - Statements of Cash Flows: Years Ended December 31, 2000, December 31, 1999 and December 31, 1998;

          -    Notes to Financial Statements.


     2.   Schedules to financial statements:

          All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II,
          Item 8 of this Annual Report on Form 10-K.


     3.   Exhibits:

          Exhibit
          Number                     Exhibit
          --------                   -------
          24.1.1                     Powers of Attorney.

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


                                          Apex Mortgage Capital, Inc.
                                          (Registrant)


Dated: March 30, 2001                     /s/ Philip A. Barach
                                          --------------------------------------
                                          Philip A. Barach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: March 30, 2001                     /s/ Daniel K. Osborne
                                          --------------------------------------
                                          Daniel K. Osborne
                                          Executive Vice President
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Capacity                               Date
---------                                    --------                               ----

/s/ Marc I. Stern                        Chairman of the Board                  March 30, 2001
-------------------------------------
Marc I. Stern

/s/ Jeffrey E. Gundlach                  Vice Chairman of the Board             March 30, 2001
-------------------------------------    Chief Investment Officer
Jeffrey E. Gundlach

/s/ Philip A. Barach                     President and                          March 30, 2001
-------------------------------------    Chief Executive Officer
Philip A. Barach                         (Principal Executive Officer)

/s/ Peter G. Allen*                      Director                               March 30, 2001
-------------------------------------
Peter G. Allen

/s/ John C. Argue*                       Director                               March 30, 2001
-------------------------------------
John C. Argue

/s/ John A. Gavin*                       Director                               March 30, 2001
-------------------------------------
John A. Gavin

/s/ Carl C. Gregory III*                 Director                               March 30, 2001
-------------------------------------
Carl C. Gregory III

     *By: /s/Daniel K. Osborne
     --------------------------------
             Daniel K. Osborne
             Attorney-in-Fact

                           APEX MORTGAGE CAPITAL, INC.


                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT



                           FOR INCLUSION IN FORM 10-K

                                   FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 2000

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

Statements of Cash Flows                                                  F-7

Notes to Financial Statements                                             F-8



INDEPENDENT AUDITORS' REPORT


To the Stockholders of
  Apex Mortgage Capital, Inc.


We have audited the accompanying balance sheets of Apex Mortgage Capital, Inc. (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Apex Mortgage Capital, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Los Angeles, California
February 9, 2001

                              APEX MORTGAGE CAPITAL, INC.

                                   BALANCE SHEETS

                                                                                     DECEMBER 31, 2000           DECEMBER 31, 1999
ASSETS

         Cash and cash equivalents                                                       $        140,000        $      2,605,000
         Fixed income securities available-for-sale, at fair value (Note 3)                   600,131,000             701,143,000
         Equity securities available-for-sale, at fair value (Note 3)                           9,068,000              17,481,000
         Accrued interest receivable                                                            3,734,000               6,254,000
         Principal payments receivable                                                            288,000               3,537,000
         Unrealized gain on forward contracts (Note 11)                                                -                3,909,000
         Other assets                                                                             712,000                 816,000
                                                                                         ----------------        ----------------
                                                                                         $    614,073,000        $    735,745,000
                                                                                         ================        ================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

         Reverse repurchase agreements (Note 5)                                          $    545,434,000        $    672,660,000
         Payable for unsettled securities                                                      14,514,000                       -
         Accrued interest payable                                                                 569,000               3,660,000
         Dividend payable                                                                       2,073,000               2,724,000
         Unrealized loss on forward contracts (Note 11)                                         3,731,000                       -
         Deferred gain on interest rate swap contracts                                          2,546,000                       -
         Accrued expenses and other liabilities                                                   823,000                 660,000
                                                                                         ----------------        ----------------
                                                                                              569,690,000             679,704,000
                                                                                         ================        ================

     Commitments and contingencies (Notes 3,4,10, and 11)

     Stockholders' Equity

         Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
              no shares outstanding
         Common stock, par value $0.01 per share; 100,000,000 shares authorized;
              6,700,100 shares outstanding (Notes 7 and 9)                                         67,000                  67,000
         Additional paid-in-capital                                                            93,360,000              93,265,000
         Accumulated other comprehensive income (loss)                                         (1,079,000)            (26,513,000)
         Accumulated dividend distributions in excess of net income                           (37,396,000)               (209,000)
         Treasury stock, at cost (947,100 shares) (Note 7)                                    (10,569,000)            (10,569,000)
                                                                                         ----------------        ----------------
                                                                                               44,383,000              56,041,000
                                                                                         ----------------        ----------------
                                                                                         $    614,073,000        $    735,745,000
                                                                                         ================        ================

See accompanying notes to financial statements

                                     APEX MORTGAGE CAPITAL, INC.

                                      STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                    2000                     1999                    1998
INTEREST INCOME:
     Fixed income securities                                      $    42,618,000          $    52,216,000         $    41,265,000
     Cash and cash equivalents                                            216,000                  301,000                 710,000
                                                            ----------------------   ----------------------  ----------------------
                                                                       42,834,000               52,517,000              41,975,000

INTEREST EXPENSE                                                       33,779,000               42,345,000              36,007,000
                                                            ----------------------   ----------------------  ----------------------
NET INTEREST INCOME                                                     9,055,000               10,172,000               5,968,000
                                                            ----------------------   ----------------------  ----------------------

NET GAIN (LOSS) ON INVESTMENT TRANSACTIONS                            (36,703,000)               1,938,000               1,047,000

DIVIDEND INCOME                                                         1,139,000                2,387,000                 636,000

GENERAL AND ADMINISTRATIVE EXPENSES:
     Management fee (Note 8)                                              512,000                  629,000                 644,000
     Incentive fee (Note 8)                                                     -                1,714,000                 619,000
     Professional  fees                                                   382,000                   73,000                  75,000
     Insurance expense                                                    272,000                  267,000                 267,000
     Directors' fees                                                       76,000                   60,000                  70,000
     Stock option expense (Note 9)                                         95,000                  287,000                 118,000
     Other                                                                397,000                  355,000                 311,000
                                                            ----------------------   ----------------------  ----------------------
                                                                        1,734,000                3,385,000               2,104,000
                                                            ----------------------   ----------------------  ----------------------

NET INCOME (LOSS)                                                 $  (28,243,000)          $    11,112,000         $     5,547,000
                                                            ======================   ======================  ======================


Net Income (Loss) Per Share:
     Basic                                                        $        (4.91)          $          1.93         $          0.90
                                                            ======================   ======================  ======================
     Diluted                                                      $        (4.91)          $          1.92         $          0.90
                                                            ======================   ======================  ======================

Weighted Average Number of Shares Outstanding:
     Basic
                                                                        5,753,000                5,753,000               6,190,000
                                                            ======================   ======================  ======================
     Diluted                                                            5,753,000                5,779,000               6,190,000
                                                            ======================   ======================  ======================

Dividends Declared Per Share                                      $          1.51          $          1.72         $          1.07
                                                            ======================   ======================  ======================




See accompanying notes to financial statements

                                        APEX MORTGAGE CAPITAL, INC.

                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                       YEAR ENDED DECEMBER 31, 2000

                                                                                                         ACCUMULATED
                                                                                          ACCUMULATED      DIVIDEND
                                                         COMMON STOCK       ADDITIONAL       OTHER       DISTRIBUTIONS
                                                    ----------------------    PAID-IN    COMPREHENSIVE   IN EXCESS OF
                                                     SHARES      AMOUNT       CAPITAL    INCOME (LOSS)    NET INCOME
                                                    ---------  -----------  -----------  --------------  ------------
Balance, January 1, 1998                            6,700,100   $  67,000   $92,860,000   $    188,000   $ (118,000)
Repurchases of common stock                                --          --           --              --
Issuance of stock options to non-employees (Note
  9)                                                       --          --      118,000              --
Net income                                                 --          --           --              --     5,547,000
Other comprehensive income:
  Net unrealized gain on investments
    available-for-sale, net of reclassification
    adjustment (Note 13)                                   --          --           --       6,501,000
Comprehensive income
Dividends declared                                         --          --           --              --    (6,564,000)
                                                    ---------   ---------    ---------    ------------    ----------
Balance, December 31, 1998                          6,700,100      67,000   92,978,000       6,689,000    (1,135,000)
Issuance of stock options to non-employees
  (Note 9)                                                 --          --      287,000              --            --
Net income                                                 --          --           --              --    11,112,000
Other comprehensive income:
  Net unrealized (loss) on investments
    available-for-sale, net of reclassification
    adjustment (Note 13)                                   --          --           --     (37,111,000)           --
  Unrealized gain on forward contracts                     --          --           --       3,909,000
Dividends declared                                         --          --           --              --   (10,186,000)
                                                    ---------   ---------    ---------    ------------    ----------
Balance, December 31, 1999                          6,700,100      67,000   93,265,000     (26,513,000)     (209,000)
Issuance of stock options to non-employees (Note
  9)                                                                            95,000
Net loss                                                                                                 ($28,243,000)
Other comprehensive income:
  Net unrealized gain on investments
    available-for-sale, net of reclassification
    adjustment (Note 13)                                                                   32,860,0000
  Unrealized (loss) and net deferred losses on
    forward contracts, net of reclassification
    adjustment (Note 13)                                                                    (7,426,000)

Comprehensive income (loss)
Dividends declared                                                                                        (8,944,000)
                                                    ---------   ---------    ---------    ------------    ----------
Balance, December 31, 2000                          6,700,100   $  67,000   $93,360,000   $ (1,079,000)  ($37,396,000)
                                                    =========   =========    =========    ============    ==========


                                                                    TREASURY
                                                    COMPREHENSIVE   STOCK, AT
                                                    INCOME/(LOSS)      COST        TOTAL
                                                    --------------  ----------   ----------
Balance, January 1, 1998                                                           $92,997,000
Repurchases of common stock                                         $(10,569,000)  (10,569,000)
Issuance of stock options to non-employees (Note
  9)                                                                                   118,000
Net income                                           $  5,547,000           --       5,547,000
Other comprehensive income:
  Net unrealized gain on investments
    available-for-sale, net of reclassification
    adjustment (Note 13)                                6,501,000           --       6,501,000
                                                     ------------
Comprehensive income                                 $ 12,048,000
                                                     ============
Dividends declared                                                          --      (6,564,000)
                                                                    ----------      ----------
Balance, December 31, 1998                                          (10,569,000)    88,030,000
Issuance of stock options to non-employees (Note
  9)                                                                        --         287,000
Net income                                           $ 11,112,000           --      11,112,000
Other comprehensive income:
  Net unrealized (loss) on investments
    available-for-sale, net of reclassification
    adjustment (Note 13)                              (37,111,000)          --     (37,111,000)
  Unrealized gain on forward contracts                  3,909,000           --       3,909,000
Comprehensive) income (loss)                         $(22,090,000)                          --
                                                     ============
Dividends declared                                                          --     (10,186,000)
                                                                     ----------      ----------
Balance, December 31, 1999                                          (10,569,000)    56,041,000
Issuance of stock options to non-employees
  (Note 9)                                                                              95,000
Net loss                                              (28,243,000)                 (28,243,000)
Other comprehensive income:
  Net unrealized gain on investments
    available-for-sale, net of reclassification
    adjustment (Note 13)                               32,860,000                   32,860,000
  Unrealized (loss) and net deferred losses on
    forward contracts, net of reclassification
    adjustment (Note 13)                               (7,426,000)                 (7,426,000)
                                                     ------------
Comprehensive income (loss)                          $ (2,809,000)
                                                     ============
Dividends declared                                                                 (8,944,000)
                                                                    ----------      ----------
Balance, December 31, 2000                                          $(10,569,000) $44,383,000
                                                                      ==========   ==========

                             APEX MORTGAGE CAPITAL, INC.

                              STATEMENTS OF CASH FLOWS


                                                                                              YEAR ENDED
                                                                                              DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                        2000                 1999                  1998
OPERATING ACTIVITIES:
     Net Income (Loss)                                              $    (28,243,000)    $    11,112,000       $     5,547,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Amortization                                                 (2,559,000)            668,000             3,533,000
             Net (gain) loss on investment transactions                   36,703,000          (1,938,000)           (1,047,000)
             Change in assets and liabilities:
                Accrued interest receivable                                2,520,000          (1,103,000)           (3,835,000)
                Other assets                                                 104,000            (239,000)              275,000
                Accrued interest payable                                  (3,091,000)         (2,513,000)            6,063,000
                Accrued expenses and other liabilities                       163,000             (92,000)             (724,000)
                                                                    ------------------  -------------------   -------------------
                Net cash provided by operating activities                  5,597,000           5,895,000             9,812,000
                                                                    ------------------  -------------------   -------------------
INVESTING ACTIVITIES:
     Purchase of equity securities                                                 -         (12,946,000)          (19,716,000)
     Purchase of fixed income securities                                (133,930,000)       (117,094,000)       (1,511,359,000)
     Purchase of interest rate caps                                                -                   -               (80,000)
     Payments on closed forward contracts                                (23,283,000)                  -                     -
     Proceeds from sales of equity securities                              6,481,000           9,636,000             1,662,000
     Proceeds from sales of fixed income securities                      193,953,000          40,406,000           594,201,000
     Proceeds from closed forward contracts                                6,091,000                   -                     -
     Proceeds from sales of interest rate caps                                     -             172,000                     -
     Proceeds from terminating interest rate swaps                         5,554,000                   -                     -
     Principal payments on fixed income securities                        73,893,000         168,344,000           270,608,000
                                                                    ------------------  -------------------   -------------------
                Net cash provided by (used in) investing
                  activities                                             128,759,000          88,518,000          (664,684,000)
                                                                    ------------------  -------------------   -------------------

FINANCING ACTIVITIES:
     Net proceeds from reverse repurchase agreements                    (127,226,000)        (95,248,000)          680,090,000
     Dividend distributions                                               (9,595,000)         (9,239,000)           (5,055,000)
     Purchase of treasury stock                                                    -                   -           (10,569,000)
                                                                    ------------------  -------------------   -------------------
                Net cash used in financing activities                   (136,821,000)       (104,487,000)          664,466,000
                                                                    ------------------  -------------------   -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,465,000)        (10,074,000)            9,594,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,605,000          12,679,000             3,085,000
                                                                    ------------------  -------------------   -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        140,000     $     2,605,000       $    12,679,000
                                                                    ==================  ===================   ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                         $     39,711,000     $    44,970,000       $    29,944,000
                                                                    ==================  ===================   ===================

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized loss on securities
         available-for-sale and forward contracts                   $     25,434,000     $   (33,202,000)      $     6,501,000
                                                                    ==================  ===================   ===================
     Principal payments, not yet received                           $      3,249,000     $     2,600,000       $       937,000
                                                                    ==================  ===================   ===================
     Securities purchased, not yet settled                          $     14,514,000     $       838,000       $    87,800,000
                                                                    ==================  ===================   ===================
     Dividends declared, not yet paid                               $      2,073,000     $     2,724,000       $     1,777,000
                                                                    ==================  ===================   ===================

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

         Interest income on the Company's other fixed income securities is accrued using the effective interest method applied prospectively based on current market assumptions. When securities are deemed to be impaired, an impairment reserve is recorded. Such reserve is accounted for as an adjustment to the cost of the securities and is accreted into income on the same basis as the original discount.

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

     INTEREST RATE HEDGING TRANSACTIONS

         The Company enters into interest rate swap and interest rate cap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings. Amounts payable or receivable from such agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense. Premiums paid for cap agreements accounted for as hedges are recorded as other assets and amortized over the lives of such agreements as an adjustment to interest expense. Realized gains and losses on terminated swaps accounted for as hedges are recorded as other assets or other liabilities and amortized over the original lives of the agreements as an adjustment to interest expense.

         The Company also enters into forward contracts to sell U.S. Treasury notes in order to mitigate the negative impact of rising interest rates on the fair value of its fixed income securities available-for-sale. Unrealized gains and losses on open forwards are shown as assets and liabilities, respectively, and as accumulated other comprehensive income in the balance sheets. Realized gains and losses on terminated forwards are recorded as deferred gains and losses and included in accumulated other comprehensive income in the balance sheets, and are amortized over the remaining lives of the fixed income securities being hedged as an adjustment to income in the statements of operations.

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

         Stock options that could potentially dilute net income per share in the future were not included in the computation of diluted net income per share in 2000 and 1998 because they would have been antidilutive for the period presented.

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

     USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement and subsequent amendments establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for the Company's fiscal year beginning January 1, 2001.

         The Company has reviewed its financial instruments to identify those to which SFAS No. 133 and related amendments apply. Management believes that the only instruments for which the accounting will be affected by SFAS No. 133 are the forward contracts used to hedge fixed income securities. The transition adjustment that will be recorded on January 1, 2001 will result in the reclassification of $2,173,000 net losses of unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income. Also, deferred gains on interest rate swaps previously designated as hedges will be reclassified from other liabilities to accumulated other comprehensive income.

         In conjunction with the adoption of SFAS No. 133 on January 1, 2001, the Company will reclassify $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115. This change will result in the reclassification of $1,742,000 net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

         During the year ended December 31, 1999, the Company wrote off $64,000 of unamortized organization costs in accordance with the adoption of SOP 98-5, REPORTING ON THE COST OF START-UP ACTIVITIES.

NOTE 3 - FIXED INCOME AND EQUITY SECURITIES

         At December 31, 2000, fixed income securities consisted of the following:


                                                   Adjustable Rate       Fixed Rate     Other Fixed
         (in thousands)                                   Mortgage         Mortgage          Income
                                                        Securities       Securities      Securities        Total
                                                  ---------------------------------------------------------------
         Principal Amount                                  $39,253         $557,962         $10,400     $607,615
         Unamortized Premium (Discount)                        978          (2,154)         (3,712)      (4,888)
         Impairment Reserve                                      -         (13,375)                     (13,375)
                                                  ---------------------------------------------------------------
         Adjusted Cost                                      40,231          542,433           6,688      589,352
         Unrealized Gains                                       46           11,783               -       11,829
         Unrealized Losses                                    (24)                -         (1,026)      (1,050)
                                                  ---------------------------------------------------------------
         Fair Value                                        $40,253         $554,216          $5,662     $600,131
                                                  ===============================================================

         At December 31, 1999, fixed income securities consisted of the following:


         (in thousands)                            Adjustable Rate       Fixed Rate     Other Fixed
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

         A portion of the other fixed income securities generally have an original maturity of five years subject to certain acceleration provisions. The expected average remaining maturity at December 31, 2000 and 1999 was approximately 2.0 and 3.0 years, respectively. The remaining portion has a fixed remaining maturity of approximately 1.5 years as of December 31, 2000.

         A portion of the adjustable rate mortgage securities are typically subject to periodic and lifetime caps that limit the amount an adjustable rate mortgage-backed security's interest rate can change during any given period and over the life of the asset. At December 31, 2000, the portion of adjustable rate mortgage securities that were subject to periodic and lifetime caps had an average periodic cap equal to 2.0% per annum and an average lifetime cap equal to 11.3%. At December 31, 1999, the average periodic cap on the adjustable rate mortgage assets was 2.0% per annum and the average lifetime cap was equal to 11.3%.

         During the year ended December 31, 2000 the Company realized $741,000 and $6,536,000 in gains and losses, respectively, on the sale of $97,440,000 and $96,513,000 of fixed income securities, respectively, which were classified as available-for-sale. During the year ended December 31, 1999 the Company realized $219,000 and $25,000 in gains and losses, respectively, on the sale of $5,684,000 and $34,722,000 of fixed income securities, respectively, which were classified as available-for-sale. During the year ended December 31, 1998 the Company realized $972,000 in gains on the sale of $594,201,000 of fixed income securities which were classified as available-for-sale.

         During the year ended December 31, 2000, the Company recorded an impairment reserve of $18,284,000 on its fixed-rate mortgage securities, which is included in net loss on investment transactions in the statements of operations. The impairment reserve represents an other-than-temporary decline in the fair value, as of September 30, 2000, of investments held that the Company no longer intends to hold until maturity. A portion of these investments were sold in the fourth quarter of 2000. The Company could also incur additional losses (or recapture losses already recognized) depending on the actual proceeds of future investment sales or if further impairment charges are required.

         The net deferred loss and unrealized loss of $7,345,000 and $1,079,000, respectively, on forward contracts were reclassified from other comprehensive income into net loss on investment transactions in the statement of operations during the year ended December 31, 2000 as part of the impairment charge recorded on the underlying assets being hedged.

         At December 31, 2000 and 1999, equity securities consisted of the following:



        (in thousands)                               December 31, 2000       December 31, 1999
                                               ------------------------ -----------------------
        Cost                                                   $13,016                 $19,370
        Unrealized Gains                                         1,091                     789
        Unrealized Losses                                        (713)                 (2,678)
        Impairment Reserve                                     (4,326)                       -
                                               ------------------------ -----------------------
        Fair Value                                              $9,068                 $17,481
                                               ======================== =======================

         During the year ended December 31, 2000 the Company realized $348,000 and $222,000 in gains and losses, respectively, on the sale of $3,419,000 and $3,062,000 of equity securities, respectively, which were classified as available-for-sale. During the year ended December 31, 1999 the Company realized $1,916,000 and $10,000 in gains and losses, respectively, on the sale of $9,495,000 and $141,000 of equity securities, respectively, which were classified as available-for-sale. During the year ended December 31, 1998, the Company realized $303,000 in gains on the sale of $1,662,000 of equity securities, which were classified as available-for-sale.

         At December 31, 2000, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. ("Dynex") with fair market values of $2,437,000 and $3,750,000, respectively. During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock. Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex. Dynex is currently paying interest on its senior notes. Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex. If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

         During the year ended December 31, 2000, the Company recorded an impairment reserve of $3,368,000 on its Dynex preferred stock holdings which is included in net loss on investment transactions in the statement of operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written down further.

         During the year ended December 31, 2000, the Company recorded an impairment reserve on its Dynex common stock holdings of $958,000 which is included in net loss on investment transactions in the statement of operations. The Company could also incur additional losses if the remaining Dynex investments are sold or written down further.

NOTE 4 - INTEREST RATE CAP AGREEMENTS AND TREASURY PUT OPTIONS

         Interest rate cap agreements include the carrying value of interest rate caps purchased by the Company to mitigate the impact of rising interest rates on the cost of its short-term borrowings. As discussed in Note 10, the Company has entered into certain interest rate swap transactions. The execution of these swaps eliminated the need for the cap protection previously purchased. Accordingly, the interest rate cap agreements no longer qualified for hedge accounting and were written down to zero during the year ended December 31, 1998. During the year ended December 31, 1999, the interest rate caps were sold, resulting in a realized gain of $172,000, which is included in net gain on investment transactions in the 1999 statement of operations.

         There were no outstanding interest rate cap agreements as of December 31, 2000 and 1999.

         Under these agreements, the Company received cash payments to the extent of the excess of the three-month London Interbank Offered Rate ("LIBOR") over the agreements' contract rate times the notional amount.

         During the year ended December 31, 1999, the Company purchased put options on ten-year U.S. Treasury futures contracts with a notional amount of $50,000,000. The options did not qualify for hedge accounting under SFAS No. 80 and were therefore accounted for as trading securities under SFAS No. 115. The options expired during 1999, which resulted in a realized loss of $334,000, which is included in net gain on investment transactions in the 1999 statement of operations.

NOTE 5 - REVERSE REPURCHASE AGREEMENTS

         The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to LIBOR.

         At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $564,274,000.

         At December 31, 1999, the Company had outstanding $672,660,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.98% and a maturity of 2.0 months. The reverse repurchase agreements were collateralized by securities with an estimated fair value of $689,396,000.

         For the year ended December 31, 2000, the average reverse repurchase agreement balance was $576,190,000 with a weighted average interest cost of 6.33%. The maximum reverse repurchase agreement balance outstanding during the year ended December 31, 2000 was $672,660,000.

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


                                           At December 31, 2000      At December 31, 1999
                                        -----------------------   ------------------------
                                           Adjusted        Fair      Adjusted        Fair
                                               Cost       Value          Cost       Value
                                        ------------------------  ------------------------
         Mortgage related securities       $582,664    $594,469      $722,461    $694,604
         Equity securities                    8,690       9,068        19,360      17,481
         Other fixed income securities        6,688       5,662         7,215       6,539
         Interest rate swaps                      -           -             -       3,815
         Forward contracts                        -      (3,731)            -       3,909

         Adjusted cost in the table above includes the net effect of unamortized impairment reserves.

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

NOTE 7 - STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized a program to repurchase shares of the Company's common stock. At December 31, 2000 and 1999, the Company was authorized to repurchase an additional 552,900 shares of the Company's common stock pursuant to the repurchase program.

         At December 31, 2000 and 1999, the Company held 947,100 shares of treasury stock repurchased in 1998. During the years ended December 31, 2000 and 1999, the Company did not repurchase any treasury shares.

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

         The Company recorded expense of $512,000, $629,000, and $644,000 in base management compensation to the Manager during the years ended December 31, 2000, 1999 and 1998, respectively.

         The accrued liability for base management compensation was $85,000 and $157,000 at December 31, 2000 and 1999, respectively.

         The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

         The Company recorded expense of $1,714,000 and $619,000 for incentive compensation to the Manager for the years ended December 31, 1999 and 1998, respectively. No incentive compensation was incurred for the year ended December 31, 2000.

         There was no accrued liability for incentive compensation at December 31, 2000. The accrued liability for incentive compensation was $216,000 at December 31, 1999.

         The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees (see Note 9).

         The Management Agreement may be renewed each year at the discretion of the Company's Board of Directors, unless previously terminated by the Company or the Manager upon written notice. Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee, which may be significant. The termination or non-renewal fee shall be equal to the fair market value of the Management Agreement without regard to the Company's termination right, as determined by an independent appraisal. Neither the fair market value of the Management Agreement nor the various factors that an appraiser may find relevant in its determination of the fair market value can be determined at this time. The fair market value of the Management Agreement will be affected by significant variables, including (i) the historical management fees paid to the Manager, (ii) any projections of future management fees to be paid to the Manager determined by the independent appraiser, (iii) the relative valuations of agreements similar to the Management Agreement and (iv) other factors, all of which may be unrelated to the performance of the Manager. Similar management agreements have been valued at as much as eight times the historical annual fees paid under such agreements. Any termination or non-renewal fee paid may be materially greater than eight times historical fees and the Company can provide no assurance at this time as to the amount of any such fee.

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

         The exercise price for any stock option granted under the Amended and Restated 1997 Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Amended and Restated 1997 Stock Option Plan authorizes the grant of options to purchase an aggregate of 1,000,000 shares of common stock.

         The Company recognized stock option expense relating to the options granted to the non-employees of $95,000, $287,000 and $118,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

         For stock options outstanding at December 31, 2000, the range of exercise prices is $6.98 to $15.00 per share and the weighted-average remaining contractual life is 8.19 years.

         For the year ended December 31, 2000, options to purchase 183,000 shares of the Company's common stock were granted to directors of the Company and options to purchase 125,000 shares were granted to officers of the Company and officers and key employees of the Manager. The exercise price of the options granted during 2000 was $6.98 per share. None of the options granted during 2000 include dividend equivalent rights.

         The fair value of each option granted during 2000 was estimated to be $0.04 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 20% per annum; expected volatility of 30%; risk free interest rate of 5.22% per annum; and an expected life of 10 years.

         The options granted during 2000 expire in December 2010 and vested in two equal installments during the month of December in 2001 and 2002.

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

         The options granted during 1998 expire in December 2008 and vested in two equal installments during the month of December in 1999 and 2000.

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

         If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company's net income and earnings per share would have been as follows:


                                                              Year Ended          Year Ended      Year Ended
                                                              December 31,        December 31,    December 31,
                                                                 2000                1999             1998
                                                          ---------------------------------------------------
         Net (loss) income - as reported                      ($28,243,000)     $11,112,000       $5,547,000
         Net (loss) income - pro forma                        ($28,409,000)      10,611,000        5,411,000

         Basic earnings per share - as reported                     ($4.91)           $1.93            $0.90
         Diluted earnings per share - as reported                   ($4.91)           $1.92            $0.90
         Basic earnings per share - pro forma                       ($4.94)           $1.84            $0.87
         Diluted earnings per share - pro forma                     ($4.94)           $1.84            $0.87

         Information regarding stock option activity during the years ended December 31, 2000, 1999, and 1998 is as follows:


                                                                                                   Weighted
                                                                                                    Average
                                                                                 Shares          Exercise Price
                                                                            ------------------ ------------------
        Options Outstanding at January 1, 1998                                   400,000             $15.00

        Options Granted During 1998                                              170,000              10.38
        Exercised                                                                   -                  -
        Expired                                                                     -                  -
                                                                            ------------------
        Options Outstanding at December 31, 1998 and 1999                        570,000             13.62

        Options Granted During 2000                                              308,000              6.98
        Exercised                                                                   -                  -
        Expired                                                                     -                  -
                                                                            ------------------
        Options Outstanding at December 31, 2000                                 878,000            $11.29
                                                                            ==================

NOTE 10 - CONTRACTUAL COMMITMENTS

         There were no interest rate swap agreements at December 31, 2000.

         During the year ended December 31, 1999 the Company entered into interest rate swap agreements as summarized below. Under these agreements, the Company received a floating rate and paid a fixed rate.

    December 31, 1999:

             Current                                                                        Average           Unrealized
         Notional Amount                   Average                                         Termination           Gains
              (000)                       Fixed Rate               Floating Rate              Date               (000)
      ----------------------------------------------------------------------------------------------------------------------
           $400,129                        5.869%                   1Mo LIBOR              8/9/2001              $3,815

         The Company received $334,000 from the swap counter-parties during the year ended December 31, 2000, which is netted against interest expense in the statements of operations. The Company paid $3,614,000 and $414,000 to the swap counter-parties during the years ended December 31, 1999 and 1998, respectively, which is included in interest expense in the statements of operations.

         During the year ended December 31, 2000, the Company terminated all outstanding interest rate swap agreements with a combined notional amount of $386,213,000 which resulted in a deferred gain of $5,554,000 that is being amortized over the remaining life of the original swap agreements. The deferred gain is included in other liabilities on the balance sheet and the amortization expense is included in interest expense in the statements of operations. During the year ended December 31, 2000, $3,008,000 of the deferred gain was amortized. Approximately 92% of the deferred gain will be amortized by August 31, 2001. The remaining deferred gain will be fully amortized by May 31, 2002.

         During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000 that is being amortized over the remaining life of the original swap agreements. The net deferred loss is included in other assets on the balance sheet and the amortization expense is included in interest expense on the statements of operations. During years ended December 31, 2000 and 1999, $23,000 and $42,000 of the net deferred loss was amortized, respectively.

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

NOTE 11 -  FORWARD CONTRACTS

         At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

            Current                         Average                   Net Unrealized
         Notional Amount                  Termination                     Losses                Average Maturity of
             (000)                           Date                         (000)                Underlying Securities
      --------------------------------------------------------------------------------------------------------------------
           $575,000                        1/19/2001                     ($3,731)                   2.99 Years

         At December 31, 1999, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

            Current                        Average                     Unrealized
        Notional Amount                  Termination                     Gains                Average Maturity of
            (000)                           Date                         (000)               Underlying Securities
      --------------------------------------------------------------------------------------------------------------------
           $335,000                        2/12/2000                      $3,909                    3.36 Years

         During the year ended December 31, 2000, forward contracts to sell U.S. Treasury notes with a notional amount of $5,670,000,000 were closed resulting in a net deferred loss of $16,860,000. $8,425,000 of the deferred loss incurred was reclassified from other comprehensive income into net loss on investment transactions in the statement of operations during the year ended December 31, 2000 as part an impairment charge recorded on the underlying assets being hedged. The Company anticipates reclassifying the remaining deferred and unrealized losses from other comprehensive income into a net loss line item in the statement of operations on January 1, 2001 in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.

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

         Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. Pursuant to the Rights Agreement, the Company reserves the right to require that, prior to the occurrence of a triggering event, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

         The Rights are not exercisable until the Distribution Date and will expire on July 30, 2009, unless earlier redeemed or exchanged by the Company.

NOTE 13 - RECLASSIFICATION ADJUSTMENTS OF COMPREHENSIVE INCOME

         The following is a presentation of the reclassification amounts to comprehensive income for the years ended December 31, 2000, 1999 and 1998:

                                                         For the Year Ended  For the Year Ended   For the Year Ended
                                                          December 31, 2000  December 31, 1999    December 31, 1998
                                                         ------------------  ------------------  ------------------
       Unrealized gains (losses) arising during the year    $    1,315,000     $  (36,212,000)      $    6,689,000
       Less:  reclassification of net losses to
       impairment reserve                                       22,610,000                  -                    -
       Less:  reclassification adjustment for net losses
       (gains) resulting from asset sales                        8,935,000           (899,000)            (188,000)
                                                         ------------------  ------------------  ------------------
       Net unrealized gains (losses) on investments
       available-for-sale                                   $   32,860,000     $  (37,111,000)      $    6,501,000
                                                         ==================  ==================  ==================

       Net deferred (losses) from forward contracts
       closed during the year                               $  (16,860,000)    $            -       $            -
       Less:  reclassification of net deferred and
       unrealized losses to impairment reserve                   8,424,000                  -                    -
       Less:  reclassification adjustment for net losses
       included in net income                                      346,000                  -                    -
       Less:  reclassification adjustment for net losses
       resulting from asset sales                                  664,000                  -                    -
                                                         ------------------  ------------------  ------------------
       Net unrealized (loss) and deferred losses on
       forward contracts                                   $   (7,426,000)     $            -       $            -
                                                         ==================  ==================  ==================

NOTE 14 - SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

         The following is a presentation of the quarterly results of operations (amounts are in thousands except per share amounts):


                                                                   Year Ended December 31, 2000
                                                      -----------------------------------------------------
                                                        Fourth         Third        Second        First
                                                        Quarter       Quarter       Quarter       Quarter
                                                      ------------  ------------  ------------   -----------
Interest Income                                           $10,224        $9,580       $10,893       $12,137
Interest Expense                                            7,901         7,600         8,590         9,688
                                                      ------------  ------------  ------------   -----------
     Net Interest Income                                    2,323         1,980         2,303         2,449
                                                      ------------  ------------  ------------   -----------

Net Gain (Loss) on Investment Transactions                    741       (29,912)       (7,532)            -

Dividend Income                                               230           185           354           370

General and Administrative Expenses                          (290)         (680)         (241)         (523)
                                                      ------------  ------------  ------------   -----------
     Net (Loss) Income                                     $3,004      ($28,427)      ($5,116)       $2,296
                                                      ============  ============  ============   ===========

Basic EPS                                                   $0.52        ($4.94)       ($0.89)        $0.40
                                                      ============  ============  ============   ===========

Diluted EPS                                                 $0.52        ($4.94)       ($0.89)        $0.40
                                                      ============  ============  ============   ===========

Average Number of Shares Outstanding - Basic
  (net of treasury shares)                                  5,753         5,753         5,753         5,753
                                                      ============  ============  ============   ===========

Average Number of Shares Outstanding - Diluted
  (net of treasury shares)                                  5,753         5,753         5,753         5,753
                                                      ============  ============  ============   ===========

Dividend Declared Per Share                                 $0.35         $0.35         $0.35         $0.46
                                                      ============  ============  ============   ===========

                                                                   Year Ended December 31, 1999
                                                       -----------------------------------------------------
                                                          Fourth        Third        Second        First
                                                          Quarter      Quarter       Quarter      Quarter
                                                       ------------  -----------  ------------  ------------
Interest Income                                            $12,375      $13,124       $13,081       $13,937
Interest Expense                                            10,093       10,231        10,760        11,261
                                                       ------------  -----------  ------------  ------------
     Net Interest Income                                     2,282        2,893         2,321         2,676
                                                       ------------  -----------  ------------  ------------

Net Gain on Investment Transactions                            225          437           662           614

Dividend Income                                                489          503           684           711

General and Administrative Expenses                           (665)        (868)         (813)       (1,039)

                                                       ------------  -----------  ------------  ------------
     Net Income                                             $2,331       $2,965        $2,854        $2,962
                                                       ============  ===========  ============  ============

Basic EPS                                                    $0.41        $0.52         $0.50         $0.51
                                                       ============  ===========  ============  ============

Diluted EPS                                                  $0.40        $0.51         $0.49         $0.51
                                                       ============  ===========  ============  ============

Average Number of Shares Outstanding - Basic
  (net of treasury shares)                                   5,753        5,753         5,753         5,753
                                                       ============  ===========  ============  ============

Average Number of Shares Outstanding - Diluted               5,771        5,784         5,787         5,773
  (net of treasury shares)

Dividend Declared Per Share                                  $0.46        $0.46         $0.42         $0.38
                                                       ============  ===========  ============  ============