Form 10-Q
period 2001-03-31
APEX MORTGAGE CAPITAL INC
filed 2001-05-15
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-13637

APEX MORTGAGE CAPITAL, INC.
(Exact name of Registrant as specified in its Charter)

Maryland	95-4650863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

865 South Figueroa Street Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (213) 244-0440

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   ☒       No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	5,753,000 as of May 11, 2001

APEX MORTGAGE CAPITAL, INC.
FORM 10-Q

INDEX

PART I.      FINANCIAL INFORMATION

   Item 1.      Financial Statements

                               Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

                               Statements of Operations for the three months ended March 31, 2001 and March 31, 2000 (unaudited)

                               Statement of Stockholders’ Equity for the three months ended March 31, 2001 (unaudited)

                               Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000 (unaudited)

                               Notes to Financial Statements (unaudited)

   Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk

PART II.     OTHER INFORMATION

   Item 1.      Legal Proceedings

   Item 2.      Changes in Securities

   Item 3.      Defaults Upon Senior Securities

   Item 4.      Submission of Matters to a Vote of Security Holders

   Item 5.      Other Information

   Item 6.      Exhibits and Reports on Form 8-K

   Signatures

PART 1.         FINANCIAL INFORMATION

Item 1.            Financial Statements

Apex Mortgage Capital, Inc.

Balance Sheets

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets

Cash and cash equivalents	$4,239,000	$140,000
Fixed income trading securities, at fair value (Note 3)	584,187,000	-
Fixed income securities available-for-sale, at fair value (Note 3)	5,766,000	600,131,000
Equity securities available-for-sale, at fair value (Note 3)	11,328,000	9,068,000
Accrued interest receivable	3,743,000	3,734,000
Principal payments receivable	-	288,000
Other assets	637,000	712,000

	$609,900,000	$614,073,000

Liabilities and Stockholders' Equity

Liabilities

Reverse repurchase agreements (Note 4)	$555,747,000	$545,434,000
Payable for unsettled securities	-	14,514,000
Accrued interest payable	652,000	569,000
Dividend payable	2,111,000	2,073,000
Unrealized loss on forward contracts, at fair value (Note 10)	3,132,000	3,731,000
Deferred gain on interest rate swap contracts	-	2,546,000
Accrued expenses and other liabilities	698,000	823,000

	562,340,000	569,690,000

Commitments and contingencies (Notes 3,4,9, and 10)

Stockholders' Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 6,700,100 shares outstanding (Notes 6 and 8)
Additional paid-in-capital	67,000	67,000
Accumulated other comprehensive income (loss)	3,196,000	(1,079,000)
Accumulated dividend distributions in excess of net income	(38,495,000)	(37,396,000)
Treasury stock, at cost (947,100 shares) (Note 6)	(10,569,000)	(10,569,000)

	47,560,000	44,383,000
	$609,900,000	$614,073,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Interest Income:
Fixed income securities	$10,978,000	$12,080,000
Cash and cash equivalents	42,000	57,000
	11,020,000	12,137,000

Interest Expense	7,076,000	9,688,000

Net Interest Income	3,944,000	2,449,000

Dividend Income	188,000	370,000

Total Operating Income	4,132,000	2,819,000

General and Administrative Expenses:
Management fee (Note 7)	88,000	156,000
Incentive fee from operations (Note 7)	-	152,000
Other	181,000	215,000
	269,000	523,000

Net Operating Income	3,863,000	2,296,000

Net Loss from Trading Activities	(2,458,000)	-

Reclassification of Previously Unrealized Gains (Note 2)	1,742,000	-

Net Income Before Cumulative Effect of Change in Accounting Principle	3,147,000	2,296,000

Cumulative Effect of Change in Accounting Principle	(2,173,000)	-

Net Income	$974,000	$2,296,000

Net Income Per Share Before Cummulative Effect of Change in Accounting Principle:
Basic	$0.55	$0.40
Diluted	$0.54	$0.40

Effect of Accounting Change Per Share:
Basic	$(0.38)	$-
Diluted	$(0.37)	$-

Net Income Per Share:
Basic	$0.17	$0.40
Diluted	$0.17	$0.40

Weighted Average Number of Shares Outstanding:
Basic	5,753,000	5,753,000
Diluted	5,783,000	5,753,000

Dividends Declared Per Share	$0.35	$0.46

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statement of Stockholders' Equity
Three Months Ended March 31, 2001
(Unaudited)

			Additional Paid-in Capital	Acccumulated Other Comprehensive Income (Loss)	Acccumulated Dividend Distributions in Exesss of Net Income	Comprehensive Income / (Loss)	Treasury Stock At Cost	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2000	6,700,100	$67,000	$93,360,000	($1,079,000)	($37,396,000)		($10,569,000)	$44,383,000

Issuance of stock options to non-employees (Note 8)			1,000					1,000

Net income (loss)					974,000	$974,000		974,000

Other comprehensive income:
Cumulative efffect of change in accounting principle (Note 2)				2,173,000		2,173,000		2,173,000

Reclassification of previously unrealized gains				(1,742,000)		(1,742,000)		(1,742,000)

Change in unrealized gain on available-for-sale securities				2,450,000		2,450,000		2,450,000

Cumulative effect of change in accounting principle - reclassification of deferred gain on terminated swaps				2,546,000		2,546,000		2,546,000

Amortization of deferred gain on terminated swaps				(1,152,000)		(1,152,000)		(1,152,000)

Comprehensive income (loss)						$5,249,000

Dividends declared					(2,073,000)			(2,073,000)

Balance, March 31, 2001	6,700,100	$67,000	$93,361,000	$3,196,000	($38,495,000)		($10,569,000)	$47,560,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Cash Flows
(Unaudited)

	For the Quarter Ended March 31, 2001	For the Quarter Ended March 31, 2000
Operating Activities:
Net Income	$974,000	$2,296,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	(1,730,000)	91,000
Net (gain) loss on trading activities	2,458,000	-
Cumulative effect of change in accounting principle	2,173,000	-
Reclassification of previously unrealized gains	(1,742,000)	-
Change in assets and liabilities:
Trading securities	(6,336,000)	-
Accrued interest receivable	(9,000)	1,657,000
Other assets	75,000	433,000
Accrued interest payable	83,000	(3,372,000)
Accrued expenses and other liabilities	(125,000)	(190,000)
Net cash (used in) provided by operating activities	(4,179,000)	915,000

Investing Activities:
Payments on closed forward contracts	-	(1,119,000)
Proceeds from closed forward contracts	-	5,465,000
Principal payments on fixed income securities available-for-sale	-	21,846,000
Net cash provided by investing activities	-	26,192,000

Financing Activities:
Net proceeds from reverse repurchase agreements	10,313,000	(24,189,000)
Dividend distributions	(2,035,000)	(2,674,000)
Net cash provided by (used in) financing activities	8,278,000	(26,863,000)

Net Increase in Cash and Cash Equivalents	4,099,000	244,000

Cash and Cash Equivalents at Beginning of Period	140,000	2,605,000

Cash and Cash Equivalents at End of Period	$4,239,000	$2,849,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,146,000	$13,033,000

Noncash Investing and Financing Activities:
Net unrealized loss on securities available-for-sale and forward contracts	$4,275,000	$(4,438,000)
Principal payments, not yet received	$288,000	$0
Securities purchased, not yet settled	$-	$3,346,000
Dividends declared, not yet paid	$2,111,000	$2,775,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.
Notes to Financial Statements

Note 1 - The Company

Apex Mortgage Capital, Inc. (the “Company”) was incorporated in Maryland on September 15, 1997.  The Company commenced its operations of acquiring and managing a portfolio of mortgage assets on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company’s common stock.  The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its investments and the cost of its borrowings.  The Company is structured for tax purposes as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.  The carrying amount of cash equivalents approximates their fair value.

Fixed Income Securities

The Company’s fixed income securities consist primarily of residential mortgage securities and other fixed income securities.  All fixed income securities are recorded at cost on the date the assets are purchased.  Realized gains and losses on sales of the securities are determined on an average cost basis.  A majority of the Company's fixed income securities are expected to qualify as real estate assets under the REIT Provisions of the Code.

Interest income on the Company’s mortgage securities is accrued based on the actual coupon rate and the outstanding principal amount.  Premiums and discounts are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.  When securities are deemed to be impaired, an impairment reserve is recorded.  Such reserve is accounted for as an adjustment to the cost of the securities and is accreted into income on the same basis as the original discount.

Interest income on the Company’s other fixed income securities is accrued using the effective interest method applied prospectively based on current market assumptions.

Beginning on January 1, 2001, the Company's policy is to generally classify its fixed income securities that are subject to a hedging strategy and are generally expected to experience a higher level of turnover as held-for-trading.  These fixed income securities are reported at fair value with unrealized gains and losses included in earnings each reporting period.  Fixed income securities that are generally not subject to hedging and are expected to experience a lower level of turnover are classified as available-for-sale.  These fixed income securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

Equity Securities

The Company’s equity securities consist primarily of equity securities issued by other real estate investment trusts.

Dividend income on equity securities is recorded on the declaration date.  Realized gains and losses on sales of the securities are determined on an average cost basis.  A majority of the Company's equity securities are expected to qualify as real estate assets under the REIT Provisions of the Code.

The Company’s policy is to generally classify its equity securities as available-for-sale.  Equity securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

Interest Rate Hedging Transactions

The Company may enter into interest rate swap and interest rate cap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings.  The Company may also enter into forward contracts to sell U.S. Treasury notes in order to mitigate the negative impact of rising interest rates on the fair value of certain fixed income securities.  Prior to December 31, 2000, unrealized gains and losses on open forwards were shown as assets and liabilities, respectively, and as accumulated other comprehensive income in the balance sheets.  Realized gains and losses on terminated forwards were recorded as deferred gains and losses, included in accumulated other comprehensive income in the balance sheets and were amortized over the remaining lives of the fixed income securities being hedged as an adjustment to income in the statements of operations.  Beginning on January 1, 2001, all realized and unrealized gains and losses on forward contracts are recognized in net gains and losses from trading activities in the statement of operations.

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

Stock options that could potentially dilute net income per share in the future were not included in the computation of diluted net income per share in 2000 because they would have been antidilutive for the period presented.

  Income Recognition

Income and expenses are recorded on the accrual basis of accounting.

Credit Risk

The Company has limited its exposure to credit losses on its portfolio of fixed income securities by purchasing securities that are either rated “AAA” by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association (“GNMA”).  The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies.  In addition, the Company has the ability to purchase up to 10% of the portfolio in below investment grade securities.

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

Recently Issued Accounting Standards – Transition Adjustment

The Company adopted SFAS No. 133 and the related amendments on January 1, 2001.  This adoption resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.  Also, deferred gains on interest rate swaps previously designated as hedges were reclassified from other liabilities to accumulated other comprehensive income.

In conjunction with the adoption of SFAS No. 133, the Company reclassified $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115.  This change resulted in the reclassification of $1,742,000 net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

Note 3 – Fixed Income and Equity Securities

At March 31, 2001, fixed income and equity securities consisted of the following:
(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Avilable-For-Sale
Principal Amount	$580,095	$10,400	$8,690
Unamortized Premium (Discount)	(10,294)	(3,797)	-
Adjusted Cost	569,801	6,603	8,690
Unrealized Gains	14,388	-	2,946
Unrealized Losses	(2)	(837)	(308)
Fair Value	$584,187	$5,766	$11,328

At December 31, 2000, fixed income and equity securities available-for-sale consisted of the following:
(in thousands)	Adjustable Rate Mortgage Securities	Fixed Rate Mortgage Securities	Other Fixed Income Securities	Equity Securities
Principal Amount	$39,253	$557,962	$10,400	$8,690
Unamortized Premium (Discount)	978	(15,529)	(3,712)	-
Adjusted Cost	40,231	542,433	6,688	8,690
Unrealized Gains	46	11,783	-	2,946
Unrealized Losses	(24)	-	(1,026)	(308)
Fair Value	$40,253	$554,216	$5,662	$11,328

A portion of the other fixed income securities held as available-for-sale generally have an original maturity of five years subject to certain acceleration provisions.  The expected average remaining maturity at March 31, 2001 and December 31, 2000 was approximately 1.7 and 2.0 years, respectively.  The remaining portion of this category has a fixed remaining maturity of approximately 1.3 years as of March 31, 2001.

During the quarter ended March 31, 2001 the Company realized $3,444,000 in gains on the sale of $142,809,000 of fixed income securities and reported gains of $3,180,000 from the net increase in fair market value of fixed income securities held for trading.  There were no gains or losses recognized during the quarter ended March 31, 2000.

At March 31, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $4,000,000 and $3,815,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

Note 4 - Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR.

At March 31, 2001, the Company had outstanding $555,747,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.07% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $569,141,000.

At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $564,274,000.

For the quarter ended March 31, 2001, the average reverse repurchase agreement balance was $562,610,000 with a weighted average interest cost of 5.85%.

For the year ended December 31, 2000, the average reverse repurchase agreement balance was $576,190,000 with a weighted average interest cost of 6.33%.

Note 5 - Fair Value of Financial Instruments

The following table presents the amortized cost and estimated fair values of the Company’s financial instruments.  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):
	At March 31, 2001		At December 31, 2000
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Trading securities	$569,801	$584,187	-	-
Mortgage related securities available-for-sale			$582,664	$594,469
Equity securities	8,690	11,328	8,690	9,068
Other fixed income securities	6,603	5,766	6,688	5,662
Forward contracts	-	(3,132)	-	(3,731)

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

Note 6 – Stock Repurchase Program

The Company’s Board of Directors has authorized a program to repurchase shares of the Company’s common stock.  At March 31, 2001 and December 31, 2000, the Company was authorized to repurchase an additional 552,900 shares of the Company’s common stock pursuant to the repurchase program.

At March 31, 2001 and December 31, 2000, the Company held 947,100 shares of treasury stock repurchased in 1998.  During the three months ended March 31, 2001 and year ended December 31, 2000, the Company did not repurchase any treasury shares.

Note 7 - Transactions with Affiliates

The Company has entered into a Management Agreement (the “Management Agreement”), as amended, with TCW Investment Management Company (the “Manager”), a wholly owned subsidiary of The TCW Group, Inc., under which the Manager will manage its day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors.  The Company will pay the Manager annual base management compensation, payable monthly in arrears, equal to 3/4 of 1% of the average net invested capital as further defined in the Management Agreement.

The Company recorded expense of $88,000 and $156,000 in base management compensation to the Manager during the quarters ended March 31, 2001 and 2000, respectively.

The accrued liability for base management compensation was $173,000 and $156,000 at March 31, 2001 and 2000, respectively.

The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

The Company recorded expense of $152,000 for incentive compensation to the Manager for the quarter ended March 31, 2000.  The Company did not record any incentive compensation to the Manager for the quarter ended March 31, 2001.

There was no accrued liability for incentive compensation at March 31, 2001.  The accrued liability for incentive compensation was $152,000 at March 31, 2000.

The Company may also grant stock options to directors, officers and key employees of the Company, the Manager, its directors, officers and key employees (see Note 8).

The Management Agreement may be renewed each year at the discretion of the Company’s Board of Directors, unless previously terminated by the Company or the Manager upon written notice. Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee, which may be significant. The termination or non-renewal fee shall be equal to the fair market value of the Management Agreement without regard to the Company's termination right, as determined by an independent appraisal.  Neither the fair market value of the Management Agreement nor the various factors that an appraiser may find relevant in its determination of the fair market value can be determined at this time.  The fair market value of the Management Agreement will be affected by significant variables, including (i) the historical management fees paid to the Manager, (ii) any projections of future management fees to be paid to the Manager determined by the independent appraiser, (iii) the relative valuations of agreements similar to the Management Agreement and (iv) other factors, all of which may be unrelated to the performance of the Manager.  Similar management agreements have been valued at as much as eight times the historical annual fees paid under such agreements.  Any termination or non-renewal fee paid may be materially greater than eight times historical fees and the Company can provide no assurance at this time as to the amount of any such fee.

The Company’s other fixed income investments held as available-for-sale include securities that are issued by special purpose companies that invest primarily in mortgage-related assets.  The Manager serves as the investment manager to these companies and is paid fees in connection with such services.  The Company does not anticipate paying any management fees directly to the Manager in connection with these investments.

Note 8 - Stock Options

The Company has adopted a stock option plan (the ''Amended and Restated 1997 Stock Option Plan'') that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code, and non-qualified stock options, stock appreciation rights and dividend equivalent rights.  Stock options may be granted to directors of the Company (“employees”), and to the Manager and the directors, officers and key employees of the Manager (“non-employees”).

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

The Company recognized stock option expense relating to the options granted to the non-employees of $1,000 and $24,000 during the quarters ended March 31, 2001 and 2000, respectively.

For stock options outstanding at March 31, 2001, the range of exercise prices is $6.98 to $15.00 per share and the weighted-average remaining contractual life is 7.94 years.

For the year ended December 31, 2000, options to purchase 183,000 shares of the Company’s common stock were granted to directors of the Company and options to purchase 125,000 shares were granted to officers of the Company and officers and key employees of the Manager.  The exercise price of the options granted during 2000 was $6.98 per share.  None of the options granted during 2000 include dividend equivalent rights.

The fair value of each option granted during 2000 was estimated to be $0.04 as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 20% per annum; expected volatility of 30%; risk free interest rate of 5.22% per annum; and an expected life of 10 years.

The options granted during 2000 expire in December 2010 and vest in two equal installments during the month of December in 2001 and 2002.

For the year ended December 31, 1998, options to purchase 112,000 shares of the Company’s common stock were granted to directors of the Company and options to purchase 58,000 shares were granted to officers of the Company and officers and key employees of the Manager.  The exercise price of the options granted during 1998 was $10.38 per share.  All of the options granted during 1998 include dividend equivalent rights that entitle the option holder to receive a cash payment equal to the dividends declared on the Company’s common stock multiplied by the number of options held until the options are exercised or expire.

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

For the year ended December 31, 1997, options to purchase 210,000 shares of the Company’s common stock were granted to directors of the Company and options to purchase 190,000 shares were granted to officers of the Company and officers and key employees of the Manager.  The exercise price of the options granted during 1997 was $15 per share.

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

If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company’s net income and earnings per share would have been as follows:
	Quarter Ended March 31, 2001	Quarter Ended March 31, 2000
Net income - as reported	$974,000	$2,296,000
Net income - pro forma	969,000	2,254,000

Basic earnings per share - as reported	$0.17	$0.40
Diluted earnings per share - as reported	$0.17	$0.40
Basic earnings per share - pro forma	$0.17	$0.39
Diluted earnings per share - pro forma	$0.17	$0.39

Information regarding stock option activity during the quarter ended March 31, 2001 is as follows:
	Shares	Weighted Average Exercise Price
Options Outstanding at January 1, 2001	878,000	$11.29
Exercised	-	-
Expired	-	-
Options Outstanding at March 31, 2001	878,000	$11.29

Note 9 – Contractual Commitments

The Company from time to time may enter into interest rate swap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings.  There were no interest rate swap agreements open at March 31, 2001 and December 31, 2000.

The Company received $249,000 from the swap counter-parties during the quarter ended March 31, 2000 which is included in interest expense in the statements of operations.

During the year ended December 31, 2000, the Company terminated all outstanding interest rate swap agreements with a combined notional amount of $386,213,000 which resulted in a deferred gain of $5,554,000 that is being amortized over the remaining life of the original swap agreements.  The deferred gain is included in accumulated other comprehensive income on the balance sheet and the amortization expense is included in interest expense in the statements of operations.   During the quarter ended March 31, 2001, $1,152,000 of the deferred gain was amortized.  Approximately 92% of the deferred gain will be amortized by June 30, 2001.  The remaining deferred gain will be fully amortized by May 31, 2002.

During the year ended December 31, 1999, the Company terminated interest rate swap agreements with a combined notional amount of $255,530,000 which resulted in a net deferred loss of $66,000 that was amortized over the remaining life of the original swap agreements. During the quarter ended March 31, 2000, $25,000 of the net deferred loss was amortized. The remaining net deferred loss was fully amortized at August 31, 2000.

Note 10 -  Forward Contracts

At March 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.
Current Notional Amount (000)	Average Termination Date	Net Unrealized Losses (000)	Average Maturity of Underlying Securities
$395,000	4/30/2001	($3,132)	3.87 Years

At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.
Current Notional Amount (000)	Average Termination Date	Net Unrealized Losses (000)	Average Maturity of Underlying Securities
$575,000	1/19/2001	($3,731)	2.99 Years

During the quarter ended March 31, 2001, a transition adjustment, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, was recorded to reclassify $2,173,000 from accumulated other comprehensive income to net loss on investment transactions on the statements of operations.  This reclassification consists of $8,505,000 net deferred losses on closed forward contracts, $3,731,000 net unrealized losses on open forward contracts, and $10,063,000 net unrealized gains on securities hedged by open forward contracts at December 31, 2000.  Also, during the quarter ended March 31, 2001, $9,082,000 of net loss was realized on closed forward contracts and is included in net loss from trading activities on the statements of operations.

Note 11 – Adoption of Shareholder Rights Plan

On June 30, 1999, the Board of Directors of Apex Mortgage Capital, Inc. (the “Company”) declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on July 30, 1999 (the “Record Date”).  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a Purchase Price of $50, subject to adjustment.  The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the “Rights Agreement”) between the Company and The Bank of New York, as Rights Agent.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed.  Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the “Stock Acquisition Date”), other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.  Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.  Pursuant to the Rights Agreement, the Company reserves the right to require that, prior to the occurrence of a triggering event, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

The Rights are not exercisable until the Distribution Date and will expire on July 30, 2009, unless earlier redeemed or exchanged by the Company.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR/FORWARD LOOKING STATEMENTS

             Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believes” or the negatives thereof or other variations thereon or comparable terminology.  Discussed below are some important factors that would cause actual results to differ materially from those in any forward-looking statements, including changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the Company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among others.  In addition, the degree of risk is increased by the Company’s leveraging of its assets.  For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see “Principal Risks and Special Considerations”, “Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” in the Company’s annual report on Form 10-K for the year ended December 31, 1999.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

             Apex Mortgage Capital, Inc.  (the ''Company''), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, single-family real estate adjustable and fixed rate Mortgage Related Assets.  The Company commenced operations on December 9, 1997 following the initial public offering of the Company’s Common Stock.  The Company's principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0440.

             The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its Mortgage Related Assets and the cost of its borrowings.  The Company has elected to be taxed as a real estate investment trust (''REIT'') under the Internal Revenue Code of 1986, as amended (the ''Code'').  The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

             The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the "Manager"), subject to the direction and oversight of the Company's Board of Directors.  A majority of the Board of Directors are unaffiliated with The TCW Group, Inc.  (''TCW'' and, together with its subsidiaries and Affiliates, the ''TCW Group'') or the Manager.  The Manager is a wholly-owned subsidiary of TCW.  The Manager was established in 1992 and the TCW Group began operations in 1971 through one of its affiliates.  The Company's investment management team are selected members of the TCW Group's Mortgage-Backed Securities Group (the ''MBS Group''), all of whom have over twelve years of experience in raising and managing mortgage capital.  The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager's current business operations, among other reasons. The Manager's key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of Mortgage Related Assets.

RECENT EVENTS

             Exchange Listing.  Effective February 8, 2001, the Company was listed on the American Stock Exchange and began trading its common stock under the symbol AXM.

             Recently Issued Accounting Standards – The Company adopted SFAS No. 133 and the related amendments on January 1, 2001.  This adoption resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.  Also, deferred gains on interest rate swaps previously designated as hedges were reclassified from other liabilities to accumulated other comprehensive income.

             In conjunction with the adoption of SFAS No. 133, the Company reclassified $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115.  This change resulted in the reclassification of $1,742,000 net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above. This change is also expected to increase the volatility of net income as both changes in the fair market value and actual realized gains and losses of the fixed income securities and the related hedging instruments will now flow through net income each reporting period.

STRATEGY

             To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company's strategy is to:

             •            purchase primarily single-family fixed and adjustable rate Mortgage Related Assets;

             •            manage the credit risk of its Mortgage Related Assets through, among other activities (i) carefully selecting Mortgage Related Assets to be acquired, (ii) complying with the Company's investment policy, (iii) actively monitoring the ongoing credit quality and servicing of its Mortgage Related Assets, and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

             •            finance purchases of Mortgage Related Assets with the net proceeds of equity offerings and, to the extent permitted by the Company's leverage policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will also reflect changes in short-term market interest rates;

             •            seek to structure its borrowings in accordance with its interest rate risk management policy;

             •            utilize interest rate swaps, forward contracts on U.S. Treasury notes, interest rate caps and similar financial instruments to mitigate interest rate risks; and

             •            seek to minimize prepayment risk primarily by structuring a diversified portfolio with a variety of prepayment characteristics;

             •            purchase equity and other securities issued by financial entities on an opportunistic basis.

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

POLICIES

             The Company’s current investment policies are set forth in its Annual Report on form 10-K for the year ended December 31, 2000.

FINANCIAL CONDITION

Fixed Income Securities

At March 31, 2001 and December 31, 2000, the Company held $589,953,000 and $600,131,000 of Fixed Income Securities, respectively.  The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of Fixed Income Securities held as available for sale listed by security type (dollars in thousands):

	March 31, 2001		December 31, 2000
Fixed Income Securities	Carrying Value	Percent of Total Available-for-sale Securities	Carrying Value	Percent of Total Available-for-sale Securities
Mortgage Securities:
Adjustable Rate (1)	-0-	0.00%	$40,253	6.71%
Fixed Rate	-0-	0.00%	554,216	92.35%
Other Fixed Income Securities	$5,766	100.00%	5,662	0.94%
Totals	$5,766	100.00%	$600,131	100.00%

 (1)        December 31, 2000, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table is a schedule of Fixed Income Securities held for trading at March 31, 2001 listed by security type (dollars in thousands):

	March 31, 2001
Fixed Income Securities	Carrying Value	Percent of Total Securities Held for Trading
Mortgage Securities:
Adjustable Rate	$38,258	6.55%
Fixed Rate	545,929	93.45%
Totals	$584,187	100.00%

The following table shows various weighted average characteristics of the Fixed Income Securities held as available-for-sale by the Company at March 31, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life
Other Fixed Income Securities	10,400	100%	63.79%	55.44%	15.62%	1.5

             The following table shows various weighted average characteristics of the Fixed Income Securities held for trading by the Company at March 31, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)
20 Year Agency Pass-throughs	$224,926	38.77%	97.18%	100.40%	6.50%	4.7
30 Year Agency Pass-throughs	192,779	33.23%	100.31%	101.41%	7.11%	3.8
AAA CMOs	125,114	21.57%	95.77%	99.60%	6.78%	4.1
Total Fixed Rate Holdings	$542,819	93.57%	97.97%	100.57%	6.78%	4.3

Adjustable Rate Holdings	37,276	6.43%	101.97%	102.64%	7.91%	0.6

Category Total	$580,095	100.00%	98.22%	100.71%	6.85%	4.0

             The following table shows various weighted average characteristics of the Fixed Income Securities held as available-for-sale by the Company at December 31, 2000 (dollars in thousands):

Security Type	Par Amount	Percent of Total Par Amount	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)
15 Year Agency/AAA Pass-throughs	$145,251	23.90%	98.00%	99.90%	6.50%	4.5
20 Year Agency Pass-throughs	230,193	37.90%	97.00%	99.30%	6.50%	5.6
30 Year Agency Pass-throughs	54,759	9.00%	99.65%	101.23%	7.41%	5.0
AAA CMOs	127,759	21.00%	95.68%	97.92%	6.80%	6.4
Total Fixed Rate Holdings	$557,962	91.80%	97.22%	99.33%	6.80%	5.4

Other Fixed Income Securities	10,400	1.70%	64.31%	54.44%	15.89%	1.8
Adjustable Rate Holdings	39,253	6.50%	102.49%	102.55%	8.00%	0.6

Total Portfolio	$607,615	100.00%	96.99%	98.77%	6.90%	5.1

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

Equity Securities

             At March 31, 2001 and December 31, 2000 the Company held $11,328,000 and $9,068,000 of equity securities held as available-for-sale, respectively.  Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At March 31, 2001, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value
Common Stock:
American Residential Investment Trust, Inc.	109	$611	$350
Anworth Mortgage Asset Corporation	222	994	1,053
Dynex Capital, Inc.	75	122	75
Total Common Stock		1,727	1,478

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	520	4,408	6,110
Dynex Capital, Inc., Series A	53	420	591
Dynex Capital, Inc., Series B	150	1,167	1,725
Dynex Capital, Inc., Series C	108	968	1,424
Total Convertible Preferred Stock		6,963	9,850

Total Equity Securities		$8,690	$11,328

At December 31, 2000, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value
Common Stock:
American Residential Investment Trust, Inc.	109	$611	$238
Anworth Mortgage Asset Corporation	222	994	900
Dynex Capital, Inc.	75	122	75
Total Common Stock		1,727	1,213

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	520	4,408	5,492
Dynex Capital, Inc., Series A	53	420	427
Dynex Capital, Inc., Series B	150	1,167	1,088
Dynex Capital, Inc., Series C	108	968	848
Total Convertible Preferred Stock		6,963	7,855

Total Equity Securities		$8,690	$9,068

Hedging Instruments

             There can be no assurance that the Company will enter into hedging activities or that, if entered into, such activities will have the desired beneficial impact on the Company’s results of operations or financial condition.  Moreover, no hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

             Hedging involves risk and typically involves costs, including transaction costs.  Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates.  The Company may increase its hedging activity and, thus, increase its hedging costs during such periods when interest rates are volatile or rising and hedging costs have increased.  The Company intends generally to hedge as much of the interest rate risk as the Manager determines is in the best interest of the shareholders of the Company given the cost of such hedging transactions and the Company’s desire to maintain its status as a REIT.  The Company’s policies do not contain specific requirements as to the percentages or amount of interest rate risk that the Manager is required to hedge.

At March 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)
$395,000	101.896	$405,620	4/30/2001	($3,132)

At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)
$575,000	101.099	$585,048	1/19/2001	($3,731)

             The contracts were entered into to mitigate the negative impact of rising interest rates on certain fixed income securities that generally have a market weighted average duration approximately equal to the contracts shown above.

Liabilities

             The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities.  These agreements are secured by a portion of the Company’s mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

             At March 31, 2001, the Company had outstanding $555,747,000 of reverse repurchase agreements with a weighted average current borrowing rate of 5.07% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $569,141,000.

             At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $564,274,000.

             The Company had $6,593,000 and $24,256,000 of other liabilities at March 31, 2001 and December 31, 2000, respectively, consisting primarily of and accrued interest payable, unrealized loss on forward contracts and payables for unsettled securities at March 31, 2001 and deferred gain on interest rate swaps, accrued interest payable and payables for unsettled securities at December 31, 2000.  The Company anticipates settling all other liabilities within one year.

Other Matters

             At March 31, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $4,000,000 and $3,815,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

Results of Operations  for the Three Months Ended March 31, 2001

             For the three months ended March 31, 2001, the Company’s net income was $974,000, or $0.17 per share on a basic and diluted basis, based on a weighted average of 5,753,000 and 5,783,000 shares outstanding, respectively.  That compares to net income of $2,296,000, or $0.40 per share on both a basic basis and diluted basis, based on a weighted average of 5,753,000 shares outstanding for the three months ended March 31, 2000.  Net interest income for the three months ended March 31, 2001 was $3,944,000 consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements compared to $2,449,000 for the three months ended March 31, 2000.  The Company reported dividend income of $188,000 from dividends on equity investments for the three months ended March 31, 2001 compared to $370,000 for the three months ended March 31, 2000.

             The Company incurred operating expenses of $269,000 for the three months ended March 31, 2001 consisting of management fees, professional, printing, insurance and other expenses.  For the three months ended March 31, 2000, the Company incurred operating expenses of $523,000 consisting of management fees, incentive fees, professional, printing, insurance and other expenses.

             During the quarter ended March 31, 2001, the Company realized $3,444,000 in gains on the sale of $142,809,000 of fixed income securities, reported gains of $3,180,000 from the net increase in fair market value of fixed income securities held for trading and realized $9,082,000 in losses on closed forward contracts.  There were no gains or losses reported from the sale of assets during the quarter ended March 31, 2000.  The Company realized $5,465,000 in deferred gains on closed forward contracts during the quarter ended March 31, 2000 that were either amortized or written off in subsequent quarters during 2000.

             During the quarter ended March 31, 2001, the Company adopted SFAS No. 133 and the related amendments.  This adoption resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.  Also, deferred gains on interest rate swaps previously designated as hedges were reclassified from other liabilities to accumulated other comprehensive income.

             Also during the quarter ended March 31, 2001, the Company reclassified $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115.  This change resulted in the reclassification of $1,742,000 net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

             No such accounting changes were made during the quarter ended March 31, 2000.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

AVERAGE BALANCE AND RATE TABLE
(Dollars in thousands)

	For the Quarter Ended March 31, 2001		For the Quarter Ended March 31, 2000
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$577,232	7.39%	$709,780	6.65%
Other Fixed Income Assets	6,699	18.98%	7,141	16.02%
Cash and Cash Equivalents	3,343	5.03%	4,671	4.88%
Total Interest Earning Assets	587,274	7.51%	721,592	6.73%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	562,610	5.03%	6561,955	5.85%

Net Interest Earning Assets and Spread	$24,664	2.48%	$59,637	0.88%

             The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions as applicable into the average daily balance shown.

             The following table reflects the average balances for the Company’s equity securities (dollars in thousands):

AVERAGE BALANCE AND RATE TABLE
(Dollars in thousands)

	For the Quarter Ended March 31, 2001		For the Quarter Ended March 31, 2000
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield
Equity securities	$13,082	5.75%	$19,370	7.64%

Liquidity and Capital Resources

             The Company’s primary sources of funds as of March 31, 2001 and December 31, 2000, consisted of reverse repurchase agreements totaling $555,747,000 and $545,434,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At March 31, 2001, the Company had borrowing arrangements with over twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

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

Inflation

             Virtually all of the Company’s assets and liabilities are financial in nature.  As a result, interest rates and other factors drive the Company’s performance far more than does inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  The Company’s financial statements are prepared in accordance with generally accepted accounting principles and the Company’s dividends are determined by the Company’s net income as calculated for tax purposes; in each case, the Company’s activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

             The Company’s two primary components of market risk are interest rate risk and equity price risk as discussed below.

Interest Rate Risk

             Effect on Net Interest Income.  The Company invests in fixed-rate mortgage assets that are expected to be funded with short-term borrowings.  During periods of rising interest rates, the borrowing costs associated with funding such fixed-rate assets are subject to increase while the income earned on such assets may remain substantially unchanged.  This would result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. The Company may enter into derivative transactions seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of the Company's mortgage assets.  If prepayments are slower or faster than assumed, the life of the mortgage assets will be longer or shorter which would reduce the effectiveness of the Company's hedging techniques and may result in losses on such transactions.  Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. The hedging activity of the Company will also be limited by the asset and sources of income requirements applicable to the Company as a REIT.

             Extension Risk.  Fixed-rate assets are generally acquired with a projected weighted average life based on certain assumptions regarding prepayments.  In general, when a fixed-rate mortgage asset is acquired with borrowings, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company’s borrowing costs for a period close to the anticipated average life of the related asset.  This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the asset.  However, if prepayment rates decrease in a rising interest rate environment, the life of the mortgage asset could extend beyond the term of the swap agreement or other hedging instrument.  This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed.  This situation may also cause the market value of the Company’s mortgage assets to decline with little or no offsetting gain from the related hedging transactions.  In certain situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

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

             Prepayment rates generally increase when prevailing interest rates fall below the interest rates on existing mortgage assets.  In addition, prepayment rates generally increase when the difference between long-term and short-term interest rates declines.  Prepayments of mortgage assets could adversely affect the Company's results of operations in several ways.  The Company anticipates that a substantial portion of its adjustable-rate mortgage assets may bear initial ''teaser'' interest rates that are lower than their ''fully indexed'' rates (the applicable index plus a margin).  In the event that such an adjustable-rate mortgage asset is prepaid prior to or soon after the time of adjustment to a fully indexed rate, the Company will have held the mortgage asset while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the expected life of the adjustable-rate mortgage asset.  In addition, the prepayment of any mortgage asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount.  Finally, in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flow and results of operations could be materially adversely affected.

             Effect on Fair Value.  Another component of interest rate risk is the effect changes in interest rates will have on the market value of the Company's assets.  This is the risk that the market value of the Company’s assets will increase or decrease at different rates than that of the Company’s liabilities including its hedging instruments.

             The Company primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities including all hedging instruments.  Duration essentially measures the market price volatility of financial instruments as interest rates change.  The Company generally calculates duration using various financial models and empirical data.

The following sensitivity analysis table shows the estimated impact on the fair value of the Company’s interest rate sensitive investments net of its hedging instruments and reverse repurchase agreement liabilities assuming rates instantaneously fall one hundred basis points and rise one hundred basis points.  (Dollars are in thousands except per share amounts.)

	Fair Value for Scenario Shown
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest Rate Sensitive Instruments	$34,112	$31,074	$19,236

Change in Fair Value	$3,038	-	($11,838)
Change as a Percent of Fair Value	0.51%	-	(2.01%)
Change as a Percent of Stockholders’ Equity	6.39%	-	(24.89%)
Change on a Per Share Basis	$0.53	-	($2.06)

             It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond one hundred basis points from current levels.  Therefore, the volatility in fair value for the Company could increase significantly when interest rates change beyond one hundred basis points.  In addition, there are other factors that impact the fair value of the Company’s interest rate sensitive investments and hedging instruments such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, there may be differences between the fair value changes shown above and actual changes in fair value as interest rates change and those differences may be material.

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

             Beginning with the quarter ended March 31, 2001, the Company reclassified it fixed income securities that are generally subject to a hedging strategy from the available-for-sale category to the held-for-trading category of SFAS #115.  This change is expected to increase the volatility of net income as both changes in the fair market value and actual realized gains and losses of the fixed income securities and the related hedging instruments will now flow through net income each reporting period.

Equity Price Risk

             Another component of market risk for the Company is equity price risk.  This is the risk that the market value of the Company’s equity investments will decrease.  The following table shows the impact on the Company’s fair value as the price of its equity securities change assuming price decreases of 10% and increases of 10%.  Actual price decreases or increases may be greater or smaller.  (Dollars are in thousands except per share amounts.)

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%
Equity Investments	$10,195	$11,328	$12,461

Change in Fair Value	(1,133)	-	1,133
Change as a Percent of Fair Value	(10%)	-	10%
Change as a Percent of Stockholders’ Equity	(2.4%)	-	2.4%
Change on a Per Share Basis	(0.20)	-	0.20

             Although there is no direct link between changes in fair value and changes in earnings in many cases, a decline in fair value for the Company may translate into decreased earnings over the remaining life of the investment portfolio.

             If the fair market value of the Company’s portfolio were to decline significantly, the Company’s overall liquidity may be impaired which could result in the Company being required to sell assets at losses.

             The Company’s analysis of risks is based on management's experience, estimates, models and assumptions.  These analyses rely on models of financial information which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by the Manager may produce results that differ significantly from the estimates and assumptions used in the Company’s models and the projected results shown in the above tables and in this report.  These analyses contain certain "forward-looking statements" and are subject to the Safe Harbor contained in the Private Securities Litigation Reform Act of 1995.

PART 2.           OTHER INFORMATION

Item 1.  Legal Proceedings

             None.

Item 2.  Changes in Securities

             None.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

             None.

Item 6.  Exhibits and Reports on Form 8-K:

              None

The following exhibits are part of this quarterly report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: May 11, 2001	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2001	/s/ Daniel K. Osborne
Daniel K. Osborne
Executive Vice President Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)