Form 10-Q
period 2001-06-30
APEX MORTGAGE CAPITAL INC
filed 2001-08-13
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2001

OR

☐       TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-13637

APEX MORTGAGE CAPITAL, INC.
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4650863 (I.R.S. Employer Identification Number)

865 South Figueroa Street Los Angeles, California (Address of principal executive offices)	90017 (Zip Code)

(213) 244-0440
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)                                                                            5,753,000 as of August 9, 2001

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

PART 1.     FINANCIAL INFORMATION

Item 1       Financial Statements

Apex Mortgage Capital, Inc.

Balance Sheets

	June 30, 2001	December 31 2000
Assets	(Unaudited)

Cash and cash equivalents	$2,357,000	$140,000
Fixed income trading securities, at fair value (Note 3)	527,996,000	-
Fixed income securities available-for-sale, at fair value (Note 3)	5,467,000	600,131,000
Equity securities available-for-sale, at fair value (Note 3)	10,240,000	9,068,000
Accrued interest receivable	3,409,000	3,734,000
Principal payments receivable	-	288,000
Other assets	693,000	712,000

	$550,162,000	$614,073,000

Liabilities and Stockholders' Equity

Liabilities

Reverse repurchase agreements (Note 4)	$501,604,000	$545,434,000
Payable for unsettled securities	-	14,514,000
Accrued interest payable	572,000	569,000
Dividend payable	2,446,000	2,073,000
Unrealized loss on forward contracts, at fair value (Note 10)	158,000	3,731,000
Deferred gain on interest rate swap contracts	-	2,546,000
Accrued expenses and other liabilities	370,000	823,000

	505,150,000	569,690,000

Commitments and contingencies (Notes 3, 4, 9, and 10)

Stockholders' Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;
no shares outstanding
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 5,753,000 shares outstanding (Notes 6 and 8)	58,000	58,000
Additional paid-in-capital	82,802,000	82,800,000
Accumulated other comprehensive income (loss)	2,617,000	(1,079,000)
Retained Deficit	(40,465,000)	(37,396,000)

	45,012,000	44,383,000

	$550,162,000	$614,073,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Interest Income:
Fixed income securities	$9,730,000	$10,789,000	$20,708,000	$22,868,000
Cash and cash equivalents	34,000	105,000	76,000	162,000

	9,764,000	10,894,000	20,784,000	23,030,000

Interest Expense	4,988,000	8,590,000	12,064,000	18,278,000

Net Interest Income	4,776,000	2,304,000	8,720,000	4,752,000

Dividend Income	306,000	354,000	494,000	724,000

Total Operating Income	5,082,000	2,658,000	9,214,000	5,476,000

General and Administrative Expenses:
Management fee (Note 7)	84,000	147,000	172,000	303,000
Incentive fee from operations (Note 7)	-	(152,000)	-	-
Other	216,000	246,000	397,000	461,000

	300,000	241,000	569,000	764,000

Operating Income, net of General and Administrative Expenses	4,782,000	2,417,000	8,645,000	4,712,000

Net (Loss) from Investment Activities	(4,382,000)	(7,532,000)	(6,840,000)	(7,532,000)

Reclassification of Previously Unrealized Gains (Note 2)	-	-	1,742,000	-

Net Income (Loss) Before Cumulative Effect of
Change in Accounting Principle	400,000	(5,115,000)	3,547,000	(2,820,000)

Cumulative Effect of Change in Accounting Principle	-	-	(2,173,000)	-

Net Income (Loss)	$400,000	$(5,115,000)	$1,374,000	$(2,820,000)

Net Income (Loss) Per Share Before Cumulative Effect of
Change in Accounting Principle:
Basic	$0.07	$(0.89)	$0.62	$(0.49)

Diluted	$0.07	$(0.89)	$0.61	$(0.49)

Effect of Accounting Change Per Share:
Basic	$-	$-	$(0.38)	$-

Diluted	$-	$-	$(0.37)	$-

Net Income (Loss) Per Share:
Basic	$0.07	$(0.89)	$0.24	$(0.49)

Diluted	$0.07	$(0.89)	$0.24	$(0.49)

Weighted Average Number of Shares Outstanding:
Basic	5,753,000	5,753,000	5,753,000	5,753,000

Diluted	5,819,000	5,753,000	5,819,000	5,753,000

Dividends Declared Per Share	$0.40	$0.35	$0.75	$0.81

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statement of Stockholders' Equity

(Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	Dividend
			Paid-in	Other Comprehenive	Distributions in Excess of	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Net Income	Income / (Loss)	Total

Balance, December 31, 2000	5,753,000	$58,000	$82,800,000	($1,079,000)	($37,396,000)		$44,383,000

Issuance of stock options
to non-employees (Note 8)			1,000				1,000

Net income					974,000	$974,000	974,000

Other comprehensive income:
Cumulative effect of change
in accounting principle				2,173,000		2,173,000	2,173,000
(Note 2)

Reclassification of previously
unrealized gains				(1,742,000)		(1,742,000)	(1,742,000)

Change in unrealized gain on
available-for-sale securities				2,450,000		2,450,000	2,450,000

Cumulative effect of change
in accounting principle -
reclassification of deferred
gain on terminated swaps				2,546,000		2,546,000	2,546,000

Amortization of deferred
gain on terminated swaps				(1,152,000)		(1,152,000)	(1,152,000)

Comprehensive income						$5,249,000

Dividends declared					(2,073,000)		(2,073,000)

Balance, March 31, 2001	5,753,000	58,000	82,801,000	3,196,000	(38,495,000)		47,560,000

Issuance of stock options
to non-employees (Note 8)			1,000				1,000

Net income					400,000	$400,000	400,000

Other comprehensive income:
Change in unrealized gain on
available-for-sale securities				367,000		367,000	367,000

Amortization of deferred
gain on terminated swaps				(946,000)		(946,000)	(946,000)

Comprehensive loss						$(179,000)

Dividends declared					(2,370,000)		(2,370,000)

Balance, June 30, 2001	5,753,000	$58,000	$82,802,000	$2,617,000	($40,465,000)		$45,012,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Operating Activities:
Net Income (Loss)	$400,000	$(5,115,000)	$1,374,000	$(2,820,000)
Adjustments to reconcile net income to net cash provided by operating activities:

. Amortization	(1,214,000)	(522,000)	(2,944,000)	(431,000)
Net loss on investing activities	4,382,000	7,532,000	6,840,000	7,532,000
Cumulative effect of change in accounting principle	-	-	2,173,000	-
Reclassification of previously unrealized gains	-	-	(1,742,000)	-
Change in assets and liabilities:
Trading securities	49,145,000	-	42,809,000	-
Accrued interest receivable	334,000	922,000	325,000	2,579,000
Other assets	(56,000)	39,000	19,000	472,000
Accrued interest payable	(80,000)	474,000	3,000	(2,898,000)
Accrued expenses and other liabilities	(328,000)	(178,000)	(453,000)	(368,000)

Net cash provided by operating activities	52,583,000	3,152,000	48,404,000	4,066,000

Investing Activities:
Payments on closed forward contracts	-	(5,343,000)	-	(6,462,000)
Proceeds from sales of equity securities	1,712,000	5,088,000	1,712,000	5,088,000
Proceeds from sales of fixed income securities	-	96,513,000	-	96,513,000
Proceeds from closed forward contracts	-	426,000	-	5,891,000
Proceeds from terminating interest rate swaps	-	5,554,000	-	5,554,000
Principal payments on fixed income
securities available-for-sale	-	19,230,000	-	41,077,000

Net cash provided by investing activities	1,712,000	121,468,000	1,712,000	147,661,000

Financing Activities:
Net (repayments) on reverse repurchase agreements	(54,143,000)	(121,280,000)	(43,830,000)	(145,469,000)
Dividend distributions	(2,034,000)	(2,775,000)	(4,069,000)	(5,449,000)

Net cash used in financing activities	(56,177,000)	(124,055,000)	(47,899,000)	(150,918,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,882,000)	565,000	2,217,000	809,000

Cash and Cash Equivalents at Beginning of Period	4,239,000	2,849,000	140,000	2,605,000

Cash and Cash Equivalents at End of Period	$2,357,000	$3,414,000	$2,357,000	$3,414,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,013,000	$8,039,000	$14,159,000	$21,071,000

Noncash Investing and Financing Activities:
Change in accumulated other
comprehensive income	$(579,000)	$4,302,000	$3,696,000	$(136,000)

Principal payments, not yet received	$-	$191,000	$288,000	$3,537,000

Securities purchased, not yet settled	$-	$-	$(14,514,000)	$-

Dividends declared, not yet paid	$(2,446,000)	$(2,073,000)	$(2,073,000)	$(2,724,000)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of Apex Mortgage Capital, Inc. have been prepared in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Interim results are not necessarily indicative of results for a full year.

Certain balances shown in prior period Balance Sheets and Statements of Operations have been reclassified to conform to the current period presentation for comparative purposes.

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

Beginning on January 1, 2001, the Company's policy is to generally classify its fixed income securities that are subject to a hedging strategy and are generally expected to experience a higher level of turnover as trading securities.  These fixed income securities are reported at fair value with unrealized gains and losses included in earnings each reporting period.  Fixed income securities that are generally not subject to hedging and are expected to experience a lower level of turnover are classified as available-for-sale.  These fixed income securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

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

570,000 stock options that could potentially dilute net income per share in the future were not included in the computation of diluted net income per share in 2000 because they would have been antidilutive for the period presented.

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

In 2001, the Company adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but otherwise carries over most of the provisions of SFAS No. 125 without reconsideration.  The adoption of SFAS No. 140 had no immediate effect on the results of operations, financial position or cash flows of the Company.  The future effect, if any, will depend on whether the Company enters into any securitization transactions or other financial transactions to which SFAS No. 140 provisions may apply.

Note 3 – Fixed Income and Equity Securities

At June 30, 2001, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale

Principal Amount	$530,248	$10,400	$7,042
Unamortized Premium (Discount)	(10,523)	(3,903)	-

Adjusted Cost	519,725	6,497	7,042
Unrealized Gains	9,089	-	3,198
Unrealized Losses	(818)	(1,030)	-

Fair Value	$527,996	$5,467	$10,240

At December 31, 2000, fixed income and equity securities available-for-sale consisted of the following:

(in thousands)	Adjustable Rate Mortgage Securities	Fixed Rate Mortgage Securities	Other Fixed Income Securities	Equity Securities

Principal Amount	$39,253	$557,962	$10,400	$8,690
Unamortized Premium (Discount)	978	(15,529)	(3,712)	-

Adjusted Cost	40,231	542,433	6,688	8,690
Unrealized Gains	46	11,783	-	1,091
Unrealized Losses	(24)	-	(1,026)	(713)

Fair Value	$40,253	$554,216	$5,662	$9,068

A portion of the other fixed income securities held as available-for-sale generally have an original maturity of five years subject to certain acceleration provisions.  The expected average remaining maturity at June 30, 2001 and December 31, 2000 was approximately 1.5 and 2.0 years, respectively.  The remaining portion of this category has a fixed remaining maturity of approximately 1.0 years as of June 30, 2001.

During the quarter ended June 30, 2001, the Company reported a net loss on investment transactions of $4,382,000 which is included in the Statement of Operations.  This loss consisted of $65,000 in gains on the sale of $1,712,000 of equity securities that were available-for-sale, $866,000 in gains on the sale of $59,109,000 of fixed income securities held-for-trading, $6,115,000 loss from the net decrease in fair market value of fixed income securities held-for-trading, $2,974,000 gain from the net decrease in unrealized loss on forward contracts, and $2,172,000 in net losses on closed forward contracts.  During the quarter ended June 30, 2000, the Company realized $6,536,000 in losses on the sale of  $96,513,000 of fixed income securities and $38,000 in losses on the sale of $5,088,000 of equity securities which were both classified as available-for-sale.  The aforementioned items are included in Net Loss from Investment Activities in the Statement of Operations.

At June 30, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $4,122,000 and $4,000,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

During the quarter ended June 30, 2000, the Company recorded an impairment charge on its Dynex common stock holdings of $958,000 which is included in Net Loss from Investment Activities in the Statement of Operations.  The impairment charge was recorded in order to adjust the cost basis of the investment to fair market value in response to an other than temporary decline in value.

Note 4 - Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR.

At June 30, 2001, the Company had outstanding $501,604,000 of reverse repurchase agreements with a weighted average current borrowing rate of 3.80% and a maturity of 1.0 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $515,338,000.

At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $564,274,000.

For the quarter ended June 30, 2001, the average reverse repurchase agreement balance was $527,693,000 with a weighted average interest cost of 4.44%.

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

	At June 30, 2001		At December 31, 2000

	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value

Trading securities	$519,725	$527,996
Available-for-sale securities:
Mortgage related securities available-for-sale			$582,664	$594,469
Equity securities	7,042	10,240	8,690	9,068
Other fixed income securities	6,497	5,467	6,688	5,662
Forward contracts	-	(158)	-	(3,731)

The Company bases its fair value estimates for mortgage-related securities, equity securities, other fixed income securities, interest rate swaps, and forward contracts primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available.  However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.  Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair values because of the short-term nature of these instruments.

Note 6 – Stock Repurchase Program

The Company’s Board of Directors has authorized a program to repurchase shares of the Company’s common stock. At June 30, 2001 and December 31, 2000, the Company was authorized to repurchase an additional 552,900 shares of the Company’s common stock pursuant to the repurchase program.

During the second quarter of 2001, the Company recognized the retirement of its common stock repurchased in prior periods.  Amounts previously presented as treasury stock were netted with the amounts of common stock and additional paid-in capital, and the number of issued and outstanding shares of common stock presented were reduced accordingly.  Amounts and numbers of issued and outstanding shares related to the repurchased common stock shown in prior period balance sheets have been reclassified to conform to the current period presentation for comparative purposes.

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

The Company recorded expenses of $84,000 and $147,000 in base management compensation to the Manager during the quarters ended June 30, 2001 and 2000, respectively.

The accrued liability for base management compensation was $55,000 and $85,000 at June 30, 2001 and December 31, 2000, respectively.

The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1% as further defined in the Management Agreement.

During the quarter ended June 30, 2000, the Company recorded a credit against future management compensation payable of $152,000.   This credit represented a return of the first quarter 2000 incentive compensation payment as the net loss incurred during the quarter ended June 30, 2000 resulting in the Manager not earning incentive compensation for the year ended December 31, 2000.  The Company did not record any incentive compensation to the Manager for the quarter ended June 30, 2001.

At June 30, 2000, the Company had prepaid management compensation of $152,000 resulting from the credit recorded during the quarter.  The amount was offset by amounts payable to the Manager in the quarter ended September 30, 2000.

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

The Company recognized stock option expense relating to the options granted to the non-employees of $1,000 and $24,000 during the quarters ended June 30, 2001 and 2000, respectively.

For stock options outstanding at June 30, 2001, the range of exercise prices is $6.98 to $15.00 per share and the weighted-average remaining contractual life is 7.70 years.

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

If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Quarter Ended June 30, 2001	Quarter Ended June 30, 2000

Net income (loss) - as reported	$400,000	$(5,115,000)
Net income (loss) - pro forma	395,000	$(5,139,000)

Basic earnings (loss) per share - as reported	$0.07	$(0.89)
Diluted earnings (loss) per share - as reported	$0.07	$(0.89)
Basic earnings (loss) per share - pro forma	$0.07	$(0.89)
Diluted earnings (loss) per share - pro forma	$0.07	$(0.89)

Information regarding stock option activity during the six months ended June 30, 2001 is as follows:

	Shares	Weighted Average Exercise Price

Options Outstanding at January 1, 2001	878,000	$11.29
Exercised	-	-
Expired	-	-

Options Outstanding at June 30, 2001	878,000	$11.29

Note 9 – Contractual Commitments

The Company from time to time may enter into interest rate swap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings.  There were no interest rate swap agreements open at June 30, 2001 and December 31, 2000.

The Company received $112,000 from and paid $1,395,000 to the swap counter-parties during the quarter ended June 30, 2000 which is included in interest expense in the Statements of Operations.

During the year ended December 31, 2000, the Company terminated all outstanding interest rate swap agreements with a combined notional amount of $386,213,000 which resulted in a deferred gain of $5,554,000 that is being amortized over the remaining life of the original swap agreements.  The deferred gain is included in accumulated other comprehensive income on the balance sheet and the amortization expense is included in interest expense in the statements of operations.   During the quarter ended June 30, 2001, $946,000 of the deferred gain was amortized.  Approximately 95% of the deferred gain will be amortized by September 30, 2001.  The remaining deferred gain will be fully amortized by May 31, 2002.

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

Note 10 -  Forward Contracts

At June 30, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Termination Date	Net Unrealized Losses (000)	Average Maturity of Underlying Securities

$380,000	7/23/2001	$(158)	8.98 Years

At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Termination Date	Net Unrealized Losses (000)	Average Maturity of Underlying Securities

$575,000	1/19/2001	$(3,731)	2.99 Years

During the six months ended June 30, 2001, a transition adjustment, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, was recorded to reclassify $2,173,000 from accumulated other comprehensive income to net loss on investment transactions on the statements of operations.  This reclassification consists of $8,505,000 net deferred losses on closed forward contracts, $3,731,000 net unrealized losses on open forward contracts, and $10,063,000 net unrealized gains on securities hedged by open forward contracts at December 31, 2000.  Also, during the six months ended June 30, 2001, $11,254,000 of net loss was realized on closed forward contracts and is included in net loss from trading activities on the statements of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR/FORWARD LOOKING STATEMENTS

             Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believes” or the negatives thereof or other variations thereon or comparable terminology.  Discussed below are some important factors that would cause actual results to differ materially from those in any forward-looking statements, including changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the Company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among others.  In addition, the degree of risk is increased by the Company’s leveraging of its assets.  For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see “Principal Risks and Special Considerations”, “Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” in the Company’s annual report on Form 10-K for the year ended December 31, 2000.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

STRATEGY

             To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company's strategy is to:

•	purchase primarily single-family fixed and adjustable rate Mortgage Related Assets;

•	manage the credit risk of its Mortgage Related Assets through, among other activities (i) carefully selecting Mortgage Related Assets to be acquired, (ii) complying with the Company's investment policy, (iii) actively monitoring the ongoing credit quality and servicing of its Mortgage Related Assets, and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

•	finance purchases of Mortgage Related Assets with the net proceeds of equity offerings and, to the extent permitted by the Company's leverage policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will also reflect changes in short-term market interest rates;

•	seek to structure its borrowings in accordance with its interest rate risk management policy;

•	utilize interest rate swaps, forward contracts on U.S. Treasury notes, interest rate caps and similar financial instruments to mitigate interest rate risks; and

•	seek to minimize prepayment risk primarily by structuring a diversified portfolio with a variety of prepayment characteristics;

•	purchase equity and other securities issued by financial entities on an opportunistic basis

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

FINANCIAL CONDITION

Fixed Income Securities

At June 30, 2001 and December 31, 2000, the Company held $533,463,000 and $600,131,000 of Fixed Income Securities, respectively.  The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of Fixed Income Securities held as available for sale listed by security type (dollars in thousands):

	June 30, 2001		December 31, 2000

Fixed Income Securities	Carrying Value	Percent of Total Available-for- sale Securities	Carrying Value	Percent of Total Available-for- sale Securities

Mortgage Securities:
Adjustable Rate (1)	-0-	0.00%	$40,253	6.71%
Fixed Rate	-0-	0.00%	554,216	92.35%
Other Fixed Income Securities	$5,467	100.00%	5,662	0.94%

Totals	$5,467	100.00%	$600,131	100.00%

(1) At December 31, 2000, the interest rate indices for 97% and 3% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table is a schedule of Fixed Income Securities held for trading at June 30, 2001 listed by security type (dollars in thousands):

	June 30, 2001

Fixed Income Securities	Carrying Value	Percent of Total Securities Held for Trading

Mortgage Securities:
Adjustable Rate	$19,359	3.67%
Fixed Rate	508,637	96.33%

Totals	$527,996	100.00%

The following table shows various weighted average characteristics of the Fixed Income Securities held as available-for-sale by the Company at June 30, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life

Other Fixed Income Securities	$10,400	100.00%	62.47%	52.57%	14.86%	1.3

             The following table shows various weighted average characteristics of the Fixed Income Securities held for trading by the Company at June 30, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

20 Year Agency Pass-throughs	$214,959	40.54%	97.21%	99.48%	6.50%	4.7
30 Year Agency Pass-throughs	187,047	35.28%	100.24%	99.98%	6.90%	5.1
AAA CMOs	109,218	20.60%	95.28%	98.69%	6.68%	4.9

Total Fixed Rate Holdings	$511,224	96.42%	97.91%	99.49%	6.68%	4.9

Adjustable Rate Holdings	19,024	3.58%	100.98%	101.76%	7.63%	1.0

Category Total	$530,248	100.00%	98.02%	99.58%	6.72%	4.8

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

Equity Securities

             At  June 30, 2001 and December 31, 2000 the Company held $10,240,000 and $9,068,000 of equity securities held as available-for-sale, respectively.  Equity securities consist primarily of investments in equities issued by other real estate investment trusts.

At June 30, 2001, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	122	148

Total Common Stock		122	148

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	515	4,365	6,118
Dynex Capital, Inc., Series A	53	420	578
Dynex Capital, Inc., Series B	150	1,167	1,838
Dynex Capital, Inc., Series C	108	968	1,558

Total Convertible Preferred Stock		6,920	10,092

Total Equity Securities		$7,042	$10,240

At December 31, 2000, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
American Residential Investment Trust, Inc.	109	$611	$238
Anworth Mortgage Asset Corporation	222	994	900
Dynex Capital, Inc.	75	122	75

Total Common Stock		1,727	1,213

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	520	4,408	5,492
Dynex Capital, Inc., Series A	53	420	427
Dynex Capital, Inc., Series B	150	1,167	1,088
Dynex Capital, Inc., Series C	108	968	848

Total Convertible Preferred Stock		6,963	7,855

Total Equity Securities		$8,690	$9,068

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

At June 30, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)

$379,900	102.552	$389,594	7/23/2001	$(158)

At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)

$575,000	101.099	$585,048	1/19/2001	$(3,731)

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

             At June 30, 2001, the Company had outstanding $501,604,000 of reverse repurchase agreements with a weighted average current borrowing rate of 3.80% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $515,338,000.

             At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $564,274,000.

             The Company had $3,546,000 and $24,256,000 of other liabilities at June 30, 2001 and December 31, 2000, respectively, consisting primarily of accrued interest payable, unrealized loss on forward contracts and payables for unsettled securities at June 30, 2001 and deferred gain on interest rate swaps, accrued interest payable and payables for unsettled securities at December 31, 2000.  The Company anticipates settling all other liabilities within one year.

Other Matters

             At June 30, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $4,122,000 and $4,000,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

Results of Operations for the Quarter Ended June 30, 2001

             For the quarter ended June 30, 2001, the Company’s net income was $400,000, or $0.07 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 and 5,819,000 shares outstanding, respectively.  That compares to a net loss of $5,115,000, or $0.89 per share both on basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding for the quarter ended June 30, 2000.  Net interest income for the quarter ended June 30, 2001 was $4,776,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $2,304,000 for the quarter ended June 30, 2000.  The Company reported dividend income of $306,000 from dividends on equity investments for the quarter ended June 30, 2001.  The Company reported dividend income of $354,000 from dividends on equity investments for the quarter ended June 30, 2000.
             During the quarter ended June 30, 2001, the Company incurred a net loss on investment transactions of $4,382,000 which is reported in the Statement of Operations.  The loss consisted of a realized $65,000 gain on the sale of $1,712,000 of equity securities, realized $866,000 gain on the sale of $59,109,000 of fixed income securities held for trading, reported losses of $3,141,000 from the net decrease in fair market value of fixed income securities held for trading and a realized $2,172,000 net loss on closed forward contracts.  The Company realized a net loss of $7,532,000 primarily from the sale of mortgage-backed securities and equity securities for the quarter ended June 30, 2000.  The asset sales during that quarter occurred in response to the added risk associated with an overall increase in interest rate and mortgage spread volatility.  Specifically, at the beginning of the second quarter 2000, the Company had a portfolio of primarily fixed-rate mortgage securities financed by approximately 92% short-term borrowings and 8% equity capital.  As interest rates rose significantly during the quarter, the value of the mortgage securities in the portfolio declined.  Although the Company had entered into short positions on U.S. Treasury notes as part of a hedging strategy, the value of mortgage securities in general declined more than that of comparable treasuries during the period.  Accordingly, the decline in value of the mortgage securities was greater than the offsetting gains recognized from hedging.  This net decline in value increased the effective leverage, and therefore risk, of the portfolio as the ratio of debt to equity increased.  Assets were then sold in order to decrease the debt to equity ratio as asset sales decrease debt but do not decrease equity on a fully marked-to market basis.  The asset sales resulted in a loss of $6,558,000. This loss represents the difference between the sale proceeds and the amortized cost of the assets sold.  The remaining loss reported during the quarter primarily represents an impairment charge on one of the Company's equity investments to adjust the cost basis to fair market value in response to an other than temporary decline in value.

             The Company incurred operating expenses of $300,000 for the quarter ended June 30, 2001 consisting of management fees, audit, tax, legal, printing, insurance and other expenses compared to $241,000 for the quarter ended June 30, 2000.

             The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE
(Dollars in thousands)

	For the Quarter Ended June 30, 2001		For the Quarter Ended June 30, 2000

	Average Balance	Effective Rate	Average Balance	Effective Rate

Interest Earning Assets:
Mortgage Securities	$536,103	7.05%	$632,288	6.64%
Other Fixed Income Assets	6,532	17.34%	7,024	16.69%
Cash and Cash Equivalents	4,017	3.39%	6,234	6.74%

Total Interest Earning Assets	546,652	7.14%	645,546	6.75%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	527,693	3.78%	585,494	5.87%

Net Interest Earning Assets and Spread	$18,959	3.36%	$60,052	0.88%

             The effective yield data is computed by dividing the annualized net interest income or expense including certain hedging transactions as applicable into the average daily balance shown.

             The following table reflects the average balances for the Company’s equity securities:

AVERAGE BALANCE AND RATE TABLE
(Dollars in thousands)

	For the Quarter Ended June 30, 2001		For the Quarter Ended June 30, 2000

	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$12,535	9.76%	$16,624	8.52%

Results of Operations  for the Six Months Ended June 30, 2001

             For the six months ended June 30, 2001, the Company’s net income was $1,374,000, or $0.62 per share on a basic basis and $0.61 per share on a diluted basis, based on a weighted average of 5,753,000 and 5,819,000 shares outstanding, respectively.  That compares to a net loss of $2,820,000 or $0.49 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding for the six months ended June 30, 2000.  Net interest income for the six months ended June 30, 2001 was $8,720,000 consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements compared to $4,752,000 for the six months ended June 30, 2000.  The Company reported dividend income of $494,000 from dividends on equity investments for the six months ended June 30, 2001 compared to $724,000 for the six months ended June 30, 2000.

             The Company incurred operating expenses of $569,000 for the six months ended June 30, 2001 consisting of management fees, professional, printing, insurance and other expenses.  For the six months ended June 30, 2000, the Company incurred operating expenses of $764,000 consisting of management fees, professional, printing, insurance and other expenses.

             During the six months ended June 30, 2001, the Company incurred a net loss on investment transactions of $6,840,000 which is reported in the Statement of Operations.  The loss consisted of a $65,000 gain on the sale of $1,712,000 of equity securities, a realized $4,311,000 gain on the sale of  $201,917,000 of fixed income securities held for trading, a reported gain of $38,000 from the net increase in fair market value of fixed income securities held for trading and a realized $11,254,000 loss on closed forward contracts.  The company realized a net loss of $7,532,000 primarily from the sale of mortgage-backed securities and equity securities for the six months ended June 30, 2000.

             On January 1, 2001, the Company adopted SFAS No. 133 and the related amendments.  This adoption resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.  Also, deferred gains on interest rate swaps previously designated as hedges were reclassified from other liabilities to accumulated other comprehensive income.

             Also on January 1, 2001, the Company reclassified $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115.  This change resulted in the reclassification of $1,742,000 net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

             No such accounting changes were made during the six months ended June 30, 2000.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE
(Dollars in thousands)

	For the Six Months Ended June 30, 2001		For the Six Months Ended June 30, 2000

	Average Balance	Effective Rate	Average Balance	Effective Rate

Interest Earning Assets:
Mortgage Securities	$556,667	7.22%	$671,037	6.64%
Other Fixed Income Assets	6,615	18.17%	7,083	16.35%
Cash and Cash Equivalents	3,682	4.13%	5,452	5.94%

Total Interest Earning Assets	566,964	7.33%	683,572	6.74%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	545,055	4.43%	623,725	5.86%

Net Interest Earning Assets and Spread	$21,909	2.90%	$59,847	0.88%

             The effective yield data is computed by dividing the annualized net interest income or expense including certain hedging transactions as applicable into the average daily balance shown.

             The following table reflects the average balances for the Company’s equity securities:

AVERAGE BALANCE AND RATE TABLE
(Dollars in thousands)

	For the Six Months Ended June 30, 2001		For the Six Months Ended June 30, 2000

	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$12,774	7.73%	$17,997	8.05%

Liquidity and Capital Resources

             The Company’s primary sources of funds as of June 30, 2001 and December 31, 2000, consisted of reverse repurchase agreements totaling $501,604,000 and $545,434,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At June 30, 2001, the Company had borrowing arrangements with over twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

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

	Fair Value for Scenario Shown
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

Interest Rate Sensitive Instruments	$36,064	$31,701	$24,778

Change in Fair Value	$4,363	-	$(6,923)
Change as a Percent of Fair Value	0.82%	-	(1.30)%
Change as a Percent of Stockholders’ Equity	9.69%	-	(15.38)%
Change on a Per Share Basis	$0.76	-	$(1.20)

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

             The Company has established an interest rate risk management policy that is intended to mitigate the negative impact of changing interest rates.  The Company generally intends to mitigate interest rate risk by targeting the difference between the market weighted average duration on its mortgage related assets funded with secured borrowings to the market weighted average duration of such borrowings to one year or less, taking into account all hedging transactions.  The Company generally does not intend to have any specific duration target for the portion of its mortgage-related assets that are not funded by secured borrowings.

             There can be no assurance that the Company will be able to limit such duration differences and there may be periods of time when the duration difference will be greater than one year.

             Beginning with the quarter ended March 31, 2001, the Company reclassified its fixed income securities that are generally subject to a hedging strategy from the available-for-sale category to the held-for-trading category of SFAS #115.  This change is expected to increase the volatility of net income as both changes in the fair market value and actual realized gains and losses of the fixed income securities and the related hedging instruments will now flow through net income each reporting period.

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

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%

Equity Investments	$9,216	$10,240	$11,264

Change in Fair Value	(1,024)	-	1,024
Change as a Percent of Fair Value	(10)%	-	10%
Change as a Percent of Stockholders’ Equity	(2.3)%	-	2.3%
Change on a Per Share Basis	(0.18)	-	0.18

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

PART 2.           OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Changes in Securities
None.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On the June 26, 2001, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

(i)	The election of two Directors to the Board of Directors; and
(ii)	Ratification of the appointment of Deloitte & Touche LLP as independent auditor for 2001.

(b)	The stockholders of the Company approved the following matters, with the following votes cast with respect to each proposal:

(i)	Election of two Directors to the Board of Directors:

Director	Shares Voted For:	Share Votes Withheld:

John A. Gavin	5,590,284	40,124
Marc I. Stern	5,595,484	34,924

The other directors whose terms continued after the Annual Meeting are: John C, Argue, Carl C. Gregory, III, Jeffrey E. Gundlach, Peter G. Allen and Philip A. Barach.

(ii)	Ratification of Deloitte & Touche LLP as Independent Auditors for 2001:

Shares Voted For:	Share Votes Withheld	Share Votes Abstained

5,585,908	27,200	17,300

Item 5.	Other Information
.
None

Item 6.	Exhibits and Reports on Form 8-K:

None

The following exhibits are part of this quarterly report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: August 10, 2001	/s/ Philip A. Barach

Philip A. Barach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2001	/s/ Daniel K. Osborne

Daniel K. Osborne
Executive Vice President
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)