Form 10-Q
period 2001-09-30
APEX MORTGAGE CAPITAL INC
filed 2001-11-13
CIK 1045956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:        SEPTEMBER 30, 2001

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

Common Stock ($0.01 par value)                                                                                      11,848,000 as of November 9, 2001

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

PART 1.                FINANCIAL INFORMATION

Item 1.                    Financial Statements

Apex Mortgage Capital, Inc.

Balance Sheets

(Unaudited)

	September 30, 2001	December 31, 2000
Assets
Cash and cash equivalents	$1,844,000	$140,000
Fixed income trading securities, at fair value (Note 3)	515,942,000	-
Fixed income securities available-for-sale, at fair value (Note 3)	5,722,000	600,131,000
Equity securities available-for-sale, at fair value (Note 3)	11,954,000	9,068,000
Accrued interest receivable	3,294,000	3,734,000
Principal payments receivable	127,000	288,000
Other assets	583,000	712,000

	$539,466,000	$614,073,000

Liabilities and Stockholders' Equity

Liabilities

Reverse repurchase agreements (Note 4)	$479,790,000	$545,434,000
Payable for unsettled securities	354,000	14,514,000
Accrued interest payable	499,000	569,000
Dividend payable	2,369,000	2,073,000
Unrealized loss on forward contracts, at fair value (Note 10)	987,000	3,731,000
Deferred gain on interest rate swap contracts	-	2,546,000
Accrued expenses and other liabilities	3,017,000	823,000

	487,016,000	569,690,000

Commitments and contingencies (Notes 3, 4, 9, and 10)

Stockholders' Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 5,753,000 shares outstanding (Notes 6 and 8)	58,000	58,000
Additional paid-in-capital	82,831,000	82,800,000
Accumulated other comprehensive income (loss)	4,559,000	(1,079,000)
Accumulated deficit	(34,998,000)	(37,396,000)

	52,450,000	44,383,000
	$539,466,000	$614,073,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

Interest Income:
Fixed income securities	$9,809,000	$9,559,000	$30,517,000	$32,427,000
Cash and cash equivalents	24,000	21,000	95,000	183,000
	9,833,000	9,580,000	30,612,000	32,610,000

Interest Expense	4,201,000	7,600,000	16,260,000	25,878,000

Net Interest Income	5,632,000	1,980,000	14,352,000	6,732,000

Dividend Income	162,000	185,000	656,000	909,000

Total Operating Income	5,794,000	2,165,000	15,008,000	7,641,000

General and Administrative Expenses:
Management fee (Note 7)	88,000	124,000	260,000	427,000
Other	279,000	556,000	676,000	1,017,000
	367,000	680,000	936,000	1,444,000

Operating Income, net of General and Administrative Expenses	5,427,000	1,485,000	14,072,000	6,197,000

Net Gain (Loss) from Investment Activities
	2,409,000	(29,912,000)	(4,431,000)	(37,444,000)

Reclassification of Previously Unrealized Gains (Note 2)	-	-	1,742,000	-

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	7,836,000	(28,427,000)	11,383,000	(31,247,000)

Cumulative Effect of Change in Accounting Principle	-	-	(2,173,000)	-

Net Income (Loss)	$7,836,000	$(28,427,000)	$9,210,000	$(31,247,000)

Net Income (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$1.36	$(4.94)	$1.98	$(5.43)
Diluted	$1.34	$(4.94)	$1.95	$(5.43)

Effect of Accounting Change Per Share:
Basic	$-	$-	$(0.38)	$-
Diluted	$-	$-	$(0.37)	$-

Net Income (Loss) Per Share:
Basic	$1.36	$(4.94)	$1.60	$(5.43)
Diluted	$1.34	$(4.94)	$1.58	$(5.43)

Weighted Average Number of Shares Outstanding:
Basic	5,753,000	5,753,000	5,753,000	5,753,000
Diluted	5,846,000	5,753,000	5,846,000	5,753,000

Dividends Declared Per Share	$0.40	$0.35	$1.15	$1.16

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statement of Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Dividend Distribution in Excess of Net Income	Comprehensive Income / (Loss)	Total
	Shares	Amount

Balance, December 31, 2000	5,753,000	$58,000	$82,800,000	$(1,079,000)	$(37,396,000)		$44,383,000

Issuance of stock options to non-employees (Note 8)			1,000				1,000

Net income					974,000	$974,000	974,000

Other comprehensive income:
Cumulative effect of change in accounting principle (Note 2)				2,173,000		2,173,000	2,173,000

Reclassification of previously unrealized gains				(1,742,000)		(1,742,000)	(1,742,000)

Change in unrealized gain on available-for-sale securities				2,450,000		2,450,000	2,450,000

Cumulative effect of change in accounting principle - reclassification of deferred gain on terminated swaps				2,546,000		2,546,000	2,546,000

Amortization of deferred gain on terminated swaps				(1,152,000)		(1,152,000)	(1,152,000)

Comprehensive income						$5,249,000

Dividends declared					(2,073,000)		(2,073,000)

Balance, March 31, 2001	5,753,000	58,000	82,801,000	3,196,000	(38,495,000)		47,560,000

Issuance of stock options to non-employees (Note 8)			1,000				1,000

Net income					400,000	$400,000	400,000

Other comprehensive income:
Change in unrealized gain on available-for-sale securities				367,000		367,000	367,000

Amortization of deferred gain on terminated swaps				(946,000)		(946,000)	(946,000)

Comprehensive loss						$(179,000)

Dividends declared					(2,370,000)		(2,370,000)

Balance, June 30, 2001	5,753,000	58,000	82,802,000	2,617,000	(40,465,000)		45,012,000

Issuance of stock options to non-employees (Note 8)			1,000				1,000

Additional paid-in-capital			28,000				28,000

Net income					7,836,000	$7,836,000	7,836,000

Other comprehensive income:
Change in unrealized gain on available-for-sale securities				2,087,000		2,087,000	2,087,000

Amortization of deferred gain on terminated swaps				(145,000)		(145,000)	(145,000)

Comprehensive income						$9,778,000

Dividends declared					(2,369,000)		(2,369,000)

Balance, September 30, 2001	5,753,000	$58,000	$82,831,000	$4,559,000	$(34,998,000)		$52,450,000

See accompanying notes to financial statments.

Apex Mortgage Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Operating Activities:
Net income (loss)	$7,836,000	$(28,427,000)	$9,210,000	$(31,247,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount	(786,000)	(849,000)	(3,730,000)	(1,280,000)
Net (gain) loss on investing activities	(2,409,000)	29,912,000	4,431,000	37,444,000
Cumulative effect of change in accounting principle	-	-	2,173,000	-
Reclassification of previously unrealized gains	-	-	(1,742,000)	-
Change in assets and liabilities
Trading securities	16,279,000	-	59,088,000	-
Accrued interest receivable	115,000	110,000	440,000	2,689,000
Other assets	110,000	224,000	129,000	696,000
Accrued interest payable	(73,000)	130,000	(70,000)	(2,768,000)
Accrued expenses and other liabilities	2,647,000	61,000	2,194,000	(307,000)
Net cash provided by operating activities	23,719,000	1,161,000	72,123,000	5,227,000

Investing Activities:
Payments on closed forward contracts	-	(6,645,000)	-	(13,107,000)
Proceeds from sales of equity securities available-for-sale	-	1,393,000	1,712,000	6,481,000
Proceeds from sales of fixed income securities available-for-sale	-	-	-	96,513,000
Proceeds from closed forward contracts	-	39,000	-	5,930,000
Proceeds from terminating interest rate swaps	-	-	-	5,554,000
Principal payments on fixed income securities available-for-sale	-	17,448,000	-	58,524,000
Net cash provided by investing activities	-	12,235,000	1,712,000	159,895,000

Financing Activities:
Net (repayments) on reverse repurchase agreements	(21,814,000)	(14,656,000)	(65,644,000)	(160,125,000)
Dividend distributions	(2,446,000)	(2,035,000)	(6,515,000)	(7,483,000)
Additional Paid In Capital	28,000	-	28,000	-
Net cash used in financing activities	(24,232,000)	(16,691,000)	(72,131,000)	(167,608,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(513,000)	(3,295,000)	1,704,000	(2,486,000)

Cash and Cash Equivalents at Beginning of Period	2,357,000	3,414,000	140,000	2,605,000

Cash and Cash Equivalents at End of Period	$1,844,000	$119,000	$1,844,000	$119,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,418,337	$8,661,000	$18,577,337	$30,348,000

Noncash Investing and Financing Activities:

Change in accumulated other comprehensive income	$1,942,000	$30,571,000	$5,638,000	$30,435,000
Change in principal payments, not yet received	$(127,000)	$-	$161,000	$3,537,000
Change in securities purchased, not yet settled	$354,000	$-	$(14,160,000)	$-
Change in dividends declared, not yet paid	$(77,000)	$(2,111,000)	$296,000	$(2,724,000)

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

Federal and State Income Taxes

The Company has elected to be taxed as a REIT and generally is not subject to federal and state taxes on its income to the extent it distributes annually 90% of its predistribution taxable income to stockholders and meets certain other asset, income and stock ownership tests.  As such, no accrual for income taxes has been included in the financial statements.

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

Note 3 – Fixed Income and Equity Securities

At September 30, 2001, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$505,106	$10,400	$7,042
Unamortized Premium (Discount)	(9,829)	(4,022)	-
Adjusted Cost	495,277	6,378	7,042
Unrealized Gains	20,666	-	5,808
Unrealized Losses	(1)	(656)	(896)
Fair Value	$515,942	$5,722	$11,954

At December 31, 2000, fixed income and equity securities available-for-sale consisted of the following:

(in thousands)	Adjustable Rate Mortgage Securities	Fixed Rate Mortgage Securities	Other Fixed Income Securities	Equity Securities
Principal Amount	$39,253	$557,962	$10,400	$8,690
Unamortized Premium (Discount)	978	(15,529)	(3,712)	-
Adjusted Cost	40,231	542,433	6,688	8,690
Unrealized Gains	46	11,783	-	1,091
Unrealized Losses	(24)	-	(1,026)	(713)
Fair Value	$40,253	$554,216	$5,662	$9,068

A portion of the other fixed income securities held as available-for-sale generally have an original maturity of five years subject to certain acceleration provisions.  The expected average remaining maturity at September 30, 2001 and December 31, 2000 was approximately 1.2 and 2.0 years, respectively.  The remaining portion of this category has a fixed remaining maturity of approximately 0.8 years as of September 30, 2001.

During the quarter ended September 30, 2001, the Company reported a net gain on investment transactions of $2,409,000 which is included in the Statement of Operations.  This gain consisted of $2,107,000 in gains on the sale of $130,456,000 of fixed income trading securities, $11,566,000 gain from the net increase in fair market value of fixed income trading securities, and $11,264,000 in net losses on closed forward contracts.  For the quarter ended September 30, 2000, the Company reported a net loss on investment transactions of $29,912,000.  The loss consisted of an impairment charge on certain fixed-rate mortgage securities that may be sold prior to maturity of $21,652,000, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,425,000, and $165,000 of net gains on the sale of $1,393,000 equity securities that were classified as available-for-sale.

At September 30, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $5,774,000 and $4,500,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

Note 4 - Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR.

At September 30, 2001, the Company had outstanding $479,790,000 of reverse repurchase agreements with a weighted average current borrowing rate of 2.99% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $500,783,000.

At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $564,274,000.

For the quarter ended September 30, 2001, the average reverse repurchase agreement balance was $491,563,000 with a weighted average interest cost of 3.46%.

For the year ended December 31, 2000, the average reverse repurchase agreement balance was $576,190,000 with a weighted average interest cost of 6.33%.

Note 5 - Fair Value of Financial Instruments

The following table presents the amortized cost and estimated fair values of the Company’s financial instruments.  SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

	At September 30, 2001		At December 31, 2000

	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value

Trading securities	$495,277	$515,942	-	-
Available-for-sale securities: Mortgage related securities available-for-sale	-	-	$582,664	$594,469
Equity securities	7,042	11,954	8,690	9,068
Other fixed income securities	6,378	5,722	6,688	5,662
Forward contracts	-	(987)	-	(3,731)

The Company bases its fair value estimates for mortgage-related securities, equity securities, other fixed income securities, and forward contracts primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available.  However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.  Cash and cash equivalents, interest receivable and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair values because of the short-term nature of these instruments.

Note 6 – Stock Repurchase Program

The Company’s Board of Directors has authorized a program to repurchase shares of the Company’s common stock. At September 30, 2001 and December 31, 2000, the Company was authorized to repurchase an additional 552,900 shares of the Company’s common stock pursuant to the repurchase program.

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

The Company recorded expenses of $88,000 and $124,000 in base management compensation to the Manager during the quarters ended September 30, 2001 and 2000, respectively.

The accrued liability for base management compensation was $144,000 and $85,000 at September 30, 2001 and December 31, 2000, respectively.

The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, as defined in the Management Agreement, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the ten-year US Treasury rate plus 1%, as further defined in the Management Agreement.

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

The Company recognized stock option expense relating to the options granted to the non-employees of $1,000 and $23,000 during the quarters ended September 30, 2001 and 2000, respectively.

For stock options outstanding at September 30, 2001, the range of exercise prices is $6.98 to $15.00 per share and the weighted-average remaining contractual life is 7.44 years.

For the year ended December 31, 2000, options to purchase 180,000 shares of the Company’s common stock were granted to directors of the Company and options to purchase 125,000 shares were granted to officers of the Company and officers and key employees of the Manager.  The exercise price of the options granted during 2000 was $6.98 per share.  None of the options granted during 2000 include dividend equivalent rights.

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

If the Company had recorded stock option grants to Company directors at fair value and related compensation expense, the pro forma effect on the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Quarter Ended September 30, 2001	Quarter Ended September 30, 2000

Net income (loss) - as reported	$7,836,000	$(28,427,000)
Net income (loss) - pro forma	$7,835,000	$(28,450,000)

Basic earnings (loss) per share - as reported	$1.36	$(4.94)
Diluted earnings (loss) per share - as reported	$1.34	$(4.94)
Basic earnings (loss) per share - pro forma	$1.36	$(4.95)
Diluted earnings (loss) per share - pro forma	$1.34	$(4.95)

Information regarding stock option activity during the nine months ended September 30, 2001 is as follows:

	Shares	Weighted Average Exercise Price
Options Outstanding at January 1, 2001	878,000	$11.29
Exercised	-	-
Expired	-	-
Options Outstanding at September 30, 2001	878,000	$11.29

Note 9 – Contractual Commitments

The Company from time to time may enter into interest rate swap agreements in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings.  There were no interest rate swap agreements open at September 30, 2001 and December 31, 2000.

During the year ended December 31, 2000, the Company terminated all outstanding interest rate swap agreements with a combined notional amount of $386,213,000 which resulted in a deferred gain of $5,554,000 that is being amortized over the remaining life of the original swap agreements.  The deferred gain is included in accumulated other comprehensive income on the balance sheet and the amortization expense is included in interest expense in the statements of operations.   During the quarter ended September 30, 2001, $145,000 of the deferred gain was amortized.  Approximately 97% of the deferred gain will be amortized by December 31, 2001.  The remaining deferred gain will be fully amortized by May 31, 2002.

Note 10 -  Forward Contracts

At September 30, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Termination Date	Net Unrealized Losses (000)	Average Maturity of Underlying Securities

$288,000	10/22/2001	$(987)	4.23 Years

At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Termination Date	Net Unrealized Losses (000)	Average Maturity of Underlying Securities

$575,000	1/19/2001	$(3,731)	2.99 Years

During the nine months ended September 30, 2001, a transition adjustment, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, was recorded to reclassify $2,173,000 from accumulated other comprehensive income to net loss on investment transactions on the statements of operations.  This reclassification consists of $8,505,000 net deferred losses on closed forward contracts, $3,731,000 net unrealized losses on open forward contracts, and $10,063,000 net unrealized gains on securities hedged by open forward contracts at December 31, 2000.  Also, during the nine months ended September 30, 2001, $22,518,000 of net loss was realized on closed forward contracts and is included in net loss from trading activities on the statements of operations.

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

Note 12 – Subsequent Event

During October 2001, the Company completed a secondary offering of 6.095 million shares of common stock at $10.00 per share.  The size of the offering was increased over the initially filed 4.0 million shares.  The aggregate net proceeds to the Company after deducting expenses were used to purchase mortgage related assets consistent with the Company's investment policy.

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

During October 2001, the Company completed a secondary offering of 6.095 million shares of common stock at $10.00 per share.  The size of the offering was increased over the initially filed 4.0 million shares.  The aggregate net proceeds to the Company after deducting expenses were used to purchase mortgage related assets consistent with the Company's investment policy.

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

FINANCIAL CONDITION

Fixed Income Securities

At September 30, 2001 and December 31, 2000, the Company held $521,663,000 and $600,131,000 of Fixed Income Securities, respectively.  The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of Fixed Income Securities held as available for sale listed by security type (dollars in thousands):

	September 30, 2001		December 31, 2000

Fixed Income Securities	Carrying Value	Percent of Total Available-for-sale Securities	Carrying Value	Percent of Total Available-for-sale Securities

Mortgage Securities:
Adjustable Rate (1)	-	0.00%	$40,253	6.71%
Fixed Rate	-	0.00%	554,216	92.35%
Other Fixed Income Securities	$5,722	100.00%	5,662	0.94%
Totals	$5,722	100.00%	$600,131	100.00%

 (1) At December 31, 2000, the interest rate indices for 98% and 2% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table is a schedule of Fixed Income Securities held for trading at September 30, 2001 listed by security type (dollars in thousands):

	September 30, 2001

Fixed Income Securities	Carrying Value	Percent of Total Securities Held for Trading

Mortgage Securities:
Adjustable Rate	$17,269	3.35%
Fixed Rate	498,673	96.65%
Totals	$515,942	100.00%

The following table shows various weighted average characteristics of the Fixed Income Securities held as available-for-sale by the Company at September 30, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life

Other Fixed Income Securities	$10,400	100.00%	61.33%	55.02%	14.32%	1.0

The following table shows various weighted average characteristics of the fixed income trading securities by the Company at September 30, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

20 Year Agency Pass-throughs	$202,334	40.06%	97.28%	102.59%	6.50%	2.5
30 Year Agency Pass-throughs	192,228	38.06%	99.96%	101.66%	6.54%	3.6
AAA CMOs	93,638	18.54%	95.36%	102.18%	6.69%	1.0
Total Fixed Rate Holdings	488,200	96.66%	97.97%	102.15%	6.55%	2.7

Adjustable Rate Holdings	16,906	3.34%	100.56%	102.15%	7.35%	1.0

Category Total	$505,106	100.00%	98.05%	102.15%	6.58%	2.6

The following table shows various weighted average characteristics of the Fixed Income Securities held as available-for-sale by the Company at December 31, 2000 (dollars in thousands):

Security Type	Par Amount	Percent of Total Par Amount	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

15 Year Agency/AAA Pass-throughs	$145,251	23.90%	98.00%	99.90%	6.50%	4.5
20 Year Agency Pass-throughs	230,193	37.90%	97.00%	99.30%	6.50%	5.6
30 Year Agency Pass-throughs	54,759	9.00%	99.65%	101.23%	7.41%	5.0
AAA CMOs	127,759	21.00%	95.68%	97.92%	6.80%	6.4
Total Fixed Rate Holdings	557,962	91.80%	97.22%	99.33%	6.80%	5.4

Other Fixed Income Securities	10,400	1.70%	64.31%	54.44%	15.89%	1.8
Adjustable Rate Holdings	39,253	6.50%	102.49%	102.55%	8.00%	0.6

Total Portfolio	$607,615	100.00%	96.99%	98.77%	6.90%	5.1

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

Equity Securities

At  September 30, 2001 and December 31, 2000 the Company held $11,954,000 and $9,068,000 of equity securities held as available-for-sale, respectively.  Equity securities consist primarily of investments in equities issued by other real estate investment trusts.

At September 30, 2001, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	$122	$184
Total Common Stock		122	184

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	515	3,407	6,180
Dynex Capital, Inc., Series A	53	420	866
Dynex Capital, Inc., Series B	150	1,167	2,520
Dynex Capital, Inc., Series C	108	968	2,204
Total Convertible Preferred Stock		5,962	11,770

Total Equity Securities		$7,042	$11,954

At December 31, 2000, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
American Residential Investment Trust, Inc.	109	$611	$238
Anworth Mortgage Asset Corporation	222	994	900
Dynex Capital, Inc.	75	122	75
Total Common Stock		1,727	1,213

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	520	4,408	5,492
Dynex Capital, Inc., Series A	53	420	427
Dynex Capital, Inc., Series B	150	1,167	1,088
Dynex Capital, Inc., Series C	108	968	848
Total Convertible Preferred Stock		6,963	7,855

Total Equity Securities		$8,690	$9,068

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

At September 30, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount(000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)

$288,000	102.281	$295,557	10/22/2001	$(987)

At December 31, 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount(000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)

$575,000	101.099	$585,048	1/19/2001	$(3,731)

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

At September 30, 2001, the Company had outstanding $479,790,000 of reverse repurchase agreements with a weighted average current borrowing rate of 2.99% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $500,783,000.

At December 31, 2000, the Company had outstanding $545,434,000 of reverse repurchase agreements with a weighted average current borrowing rate of 6.61% and a maturity of 1.1 months.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $564,274,000.

The Company had $7,226,000 and $24,256,000 of other liabilities at September 30, 2001 and December 31, 2000, respectively, consisting primarily of accrued interest payable, unrealized loss on forward contracts and payables for unsettled securities at September 30, 2001 and deferred gain on interest rate swaps, accrued interest payable and payables for unsettled securities at December 31, 2000.  The Company anticipates settling all other liabilities within one year.

Other Matters

At September 30, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $5,774,000 and $4,500,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

Results of Operations for the Quarter Ended September 30, 2001

For the quarter ended September 30, 2001, the Company’s net income was $7,836,000, or $1.36 per share on a basic basis and $1.34 per share on a diluted basis, based on a weighted average of 5,753,000 and 5,846,000 shares outstanding, respectively.  That compares to a net loss of $28,427,000, or $4.94 per share both on basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding for the quarter ended September 30, 2000.  Net interest income for the quarter ended September 30, 2001 was $5,632,000 consisting of interest income on mortgage assets and cash balances less interest expense on reverse repurchase agreements compared to $1,980,000 for the quarter ended September 30, 2000.  The Company reported dividend income of $162,000 from dividends on equity investments for the quarter ended September 30, 2001.  The Company reported dividend income of $185,000 from dividends on equity investments for the quarter ended September 30, 2000.

During the quarter ended September 30, 2001, the Company incurred a net gain on investment transactions of $2,409,000 which is reported in the Statement of Operations.  This gain consisted of $2,107,000 in gains on the sale of $130,456,000 of fixed income trading securities, $11,566,000 gain from the net increase in fair market value of fixed income securities held-for-trading, and $11,264,000 in net losses on closed forward contracts.  The Company reported a net loss on investment transactions of $29,912,000 for the quarter ended September 30, 2000.  The loss consisted of an impairment charge on certain fixed-rate mortgage securities that may be sold prior to maturity of $21,652,000, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,425,000 and a gain of $165,000 on the sale of equity securities.

The Company incurred operating expenses of $367,000 for the quarter ended September 30, 2001 consisting of management fees, audit, tax, legal, printing, insurance and other expenses compared to $680,000 for the quarter ended September 30, 2000.

                The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended September 30, 2001		For the Quarter Ended September 30, 2000
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$501,366	7.62%	$570,523	6.52%
Other Fixed Income Assets	6,418	16.24%	6,881	14.94%
Cash and Cash Equivalents	2,173	4.42%	1,510	5.56%

Total Interest Earning Assets	509,957	7.71%	578,914	6.62%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	491,563	3.42%	522,145	5.82%

Net Interest Bearing Liabilities and Spread	$18,394	4.29%	$56,769	0.80%

The effective yield data is computed by dividing the annualized net interest income or expense including certain hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended September 30, 2001		For the Quarter Ended September 30, 2000
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$11,368	5.70%	$13,354	5.54%

Results of Operations for the Nine Months Ended September 30, 2001

For the nine months ended September 30, 2001, the Company’s net income was $9,210,000, or $1.98 per share on a basic basis and $1.95 per share on a diluted basis, based on a weighted average of 5,753,000 and 5,846,000 shares outstanding, respectively.  That compares to a net loss of $31,247,000 or $5.43 per share on both a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding for the nine months ended September 30, 2000.  Net interest income for the nine months ended September 30, 2001 was $14,352,000 consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements compared to $6,732,000 for the nine months ended September 30, 2000.  The Company reported dividend income of $656,000 from dividends on equity investments for the nine months ended September 30, 2001 compared to $909,000 for the nine months ended September 30, 2000.

The Company incurred operating expenses of $936,000 for the nine months ended September 30, 2001 consisting of management fees, professional, printing, insurance and other expenses.  For the nine months ended September 30, 2000, the Company incurred operating expenses of $1,444,000 consisting of management fees, professional, printing, insurance and other expenses.

During the nine months ended September 30, 2001, the Company incurred a net loss on investment transactions of $4,431,000 which is reported in the Statement of Operations.  The loss consisted of a $65,000 gain on the sale of $1,712,000 of equity securities, a realized $6,418,000 gain on the sale of  $332,373,000 of fixed income trading securities, a reported gain of $11,603,000 from the net increase in fair market value of fixed income securities held for trading and a realized $22,517,000 net loss on closed forward contracts.  The Company realized a net loss of $37,444,000 on investment transactions for the nine months ended September 30, 2000. The loss consisted of an impairment charge on certain fixed-rate mortgage securities that may be sold prior to maturity of $21,652,000, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,425,000 and a net loss of $7,367,000 on the sale of mortgage and equity securities.

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

No such accounting changes were made during the nine months ended September 30, 2000.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Nine Months Ended September 30, 2001		For the Nine Months Ended September 30, 2000
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$538,233	7.35%	$637,532	6.61%
Other Fixed Income Assets	6,549	17.54%	7,015	15.89%
Cash and Cash Equivalents	3,173	3.99%	4,129	5.91%

Total Interest Earning Assets	547,955	7.45%	648,676	6.70%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	527,028	4.11%	589,618	5.85%

Net Interest Earning Assets and Spread	$20,927	3.34%	$59,058	0.85%

The effective yield data is computed by dividing the annualized net interest income or expense including certain hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Nine Months Ended September 30, 2001		For the Nine Months Ended September 30, 2000
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$12,300	7.11%	$16,438	7.37%

Liquidity and Capital Resources

The Company’s primary sources of funds as of September 30, 2001 and December 31, 2000, consisted of reverse repurchase agreements totaling $479,790,000 and $545,434,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At September 30, 2001, the Company had borrowing arrangements with over twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

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

	Fair Value for Scenario Shown
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

Interest Rate Sensitive Instruments	$41,051	$40,886	$37,714

Change in Fair Value	$165	-	$(3,172)
Change as a Percent of Fair Value	0.03%	-	(0.61)%
Change as a Percent of Stockholders’ Equity	0.31%	-	(6.05)%
Change on a Per Share Basis	$0.03	-	$(0.55)

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

Beginning with the quarter ended March 31, 2001, the Company reclassified its fixed income securities that are generally subject to a hedging strategy from the available-for-sale category to the held-for-trading category of SFAS No.115.  This change is expected to increase the volatility of net income as both changes in the fair market value and actual realized gains and losses of the fixed income securities and the related hedging instruments will now flow through net income each reporting period.

Equity Price Risk

Another component of market risk for the Company is equity price risk.  This is the risk that the market value of the Company’s equity investments will decrease.  The following table shows the impact on the Company’s fair value as the price of its equity securities change assuming price decreases of 10% and increases of 10%.  Actual price decreases or increases may be greater or smaller.  (Dollars are in thousands except per share amounts.

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%

Equity Investments	$10,759	$11,954	$13,149

Change in Fair Value	(1,195)	-	1,195

Change as a Percent of Stockholders’ Equity	(2.3)%	-	2.3%
Change on a Per Share Basis	(0.21)	-	0.21

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

         Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

         (a)    On the June 26, 2001, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

         (i)   The election of two Directors to the Board of Directors; and

         (ii)  Ratification of the appointment of Deloitte & Touche LLP as independent auditor for 2001.

         (b)    The stockholders of the Company approved the following matters, with the following votes cast with respect to each proposal:

         (i)     Election of two Directors to the Board of Directors:

Director	Shares Voted For:	Share Votes Withheld:

John A. Gavin	5,590,274	40,124

Marc I. Stern	5,595,484	34,924

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

Apex Mortgage Capital, Inc.
(Registrant)

Dated: November 13, 2001	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2001	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer
(Principal Accounting Officer)