Form 10-K405
period 2001-12-31
APEX MORTGAGE CAPITAL INC
filed 2002-04-01
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13637

APEX MORTGAGE CAPITAL, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	95-4650863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

865 South Figueroa Street Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (213) 244-0000

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At March 26, 2002, the aggregate market value of the voting stock held by non-affiliates was $274,477,027 based on the closing price of the Common Stock on the American Stock Exchange.

Number of shares of Common Stock outstanding at March 26, 2002: 24,755,500

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2001, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT UNDER

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CERTAIN INFORMATION CONTAINED IN THIS REPORT CONSTITUTES ‘‘FORWARD-LOOKING STATEMENTS’’ WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS ‘‘MAY,’’ ‘‘WILL,’’ ‘‘SHOULD,’’ ‘‘EXPECT,’’ ‘‘ANTICIPATE,’’ ‘‘ESTIMATE,’’ ‘‘INTEND,’’ ‘‘CONTINUE,’’ OR ‘‘BELIEVES’’ OR THE NEGATIVES THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY.  SOME IMPORTANT FACTORS THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENTS INCLUDE: CHANGES IN INTEREST RATES; DOMESTIC AND FOREIGN BUSINESS, MARKET, FINANCIAL OR LEGAL CONDITIONS; DIFFERENCES IN THE ACTUAL ALLOCATION OF THE ASSETS OF THE COMPANY FROM THOSE ASSUMED; AND THE DEGREE TO WHICH ASSETS ARE HEDGED AND THE EFFECTIVENESS OF THE HEDGE, AMONG OTHERS.  IN ADDITION, THE DEGREE OF RISK IS INCREASED BY THE COMPANY’S LEVERAGING OF ITS ASSETS.

Apex Mortgage Capital, Inc.

2001 Form 10-K Annual Report

Certain capitalized and other terms used herein shall have the meanings assigned to them in the glossary at the end of this report.

PART I

ITEM 1.  BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K, including in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and notes thereto which are included in this Annual Report on Form 10-K.

GENERAL

Apex Mortgage Capital, Inc.  (the ‘‘Company’’), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, single-family real estate adjustable and fixed rate Mortgage Related Assets.  The Company commenced operations on December 9, 1997, following the initial public offering of the Company’s Common Stock.  The Company’s principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0000.

The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its Mortgage Related Assets and the cost of its borrowings.  The Company has elected to be taxed as a real estate investment trust (‘‘REIT’’) under the Internal Revenue Code of 1986, as amended (the ‘‘Code’’).  The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the “Manager”), subject to the direction and oversight of the Company’s Board of Directors.  A majority of the Board of Directors are unaffiliated with The TCW Group, Inc.  (‘‘TCW’’ and, together with its subsidiaries and Affiliates, the ‘‘TCW Group’’) or the Manager.  The Manager is a wholly-owned subsidiary of TCW.  The Manager was established in 1987 and the TCW Group began operations in 1971 through one of its affiliates.  The Company’s investment management team are selected members of the TCW Group’s Mortgage-Backed Securities Group (the ‘‘MBS Group’’), all of whom have over 13 years of experience in raising and managing mortgage capital.  The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager’s current business operations, among other reasons. The Manager’s key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of Mortgage Related Assets.

RECENT EVENTS

Dividend Declaration.  On February 22, 2002, the Company’s Board of Directors declared a dividend distribution of $0.50 per share of Common Stock for the first quarter of 2002.  The dividend is payable on April 26, 2002, to stockholders of record on March 28, 2002.

Reporting Period.  Unless otherwise noted, this Report describes the Company’s operations and developments through the date hereof.

STRATEGY

To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company’s strategy is to:

•       purchase primarily single-family fixed and adjustable rate Mortgage Related Assets;

•       manage the credit risk of its Mortgage Related Assets through, among other activities (i) carefully selecting Mortgage Related Assets to be acquired, (ii) complying with the Company’s investment policy, (iii) actively monitoring the ongoing credit quality and servicing of its Mortgage Related Assets, and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

•       finance purchases of Mortgage Related Assets with the net proceeds of equity offerings and, to the extent permitted by the Company’s leverage policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will also reflect changes in short-term market interest rates;

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

Management Policies and Programs

The Company is a financial company that uses its equity capital and borrowed funds to seek to generate net income based on the difference between the interest income on its assets and the cost of its borrowings.  The Company has elected to be taxed as a REIT under the Code.  The Company intends to operate in accordance with its operating policies as approved by the Company’s Board of Directors at least annually.

The Company has established the following five primary operating policies to implement its business strategy of acquiring assets consisting primarily of United States agency and other highly rated single-family real estate mortgage securities and mortgage loans in order to generate dividend yields that provide a competitive rate of return for its stockholders:

•       Investment Policy;

•       Leverage Policy;

•       Interest Rate Risk Management Policy;

•       REIT Compliance Policy; and

•       Hedging Strategy Policy.

Compliance with the foregoing policy guidelines shall be determined by the Manager at the time of the Company’s purchase of the Mortgage Related Assets (based on the most recent valuation thereof by the Company) and will not be affected by events subsequent to the purchase.  Such events include, without limitation, changes in characterization, value or rating of any specific Mortgage Related Assets or economic conditions or other events generally affecting any Mortgage Related Assets of the type held by the Company.

Investment Policy

The Company intends to acquire investments that it believes will maximize returns on capital invested, after considering (i) the amount and nature of the anticipated returns from the investment, (ii) the Company’s ability to pledge the investment to secure collateralized borrowings, and (iii) the costs associated with financing, hedging, managing, securitizing and reserving for such investments.

The Company generally expects to primarily invest in Mortgage Related Assets that may include Short-Term Investments, Mortgage-Backed Securities, High Credit Quality Mortgage Loans, Mortgage Derivative Securities and Other Investments.

The Company’s investment policy is intended to provide guidelines for the acquisition of its investments.  Specifically, the investment policy provides that the Company intends to acquire a portfolio of investments that can be segregated into specific categories.  Each category and its respective investment limitations are as follows:

50% Category

At least 50% of the Company’s total assets are expected to consist of (i) Short-Term Investments, (ii) Mortgage-Backed Securities that are either issued or guaranteed by an agency of the U.S. government, (iii) Mortgage-Backed Securities that are rated AAA by at least one nationally recognized rating agency or (iv) High Credit Quality Mortgage Loans that are funded with Committed Secured Borrowings.

75% Category

At least 75% of the Company’s total assets are expected to consist of investments that qualify for the 50% Category or other Mortgage-Backed Securities that have received an investment grade rating by at least one nationally recognized rating agency.

90% Category

At least 90% of the Company’s total assets are expected to consist of investments that qualify for the 75% Category or High Credit Quality Mortgage Loans that are not funded by Committed Secured Borrowings.

10% Category

Not more than 10% of the Company’s total assets are expected to consist of (i) Mortgage-Backed Securities rated below investment grade, (ii) Mortgage Derivative Securities or (iii) Other Investments.

Leverage Policy

The Company generally anticipates utilizing leverage to increase returns to its stockholders.  The Company’s goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company’s ability to meet its obligations during periods of adverse market conditions. The Company has established a leverage policy to control the type and amount of leverage used to fund the acquisition of its Mortgage Related Assets.  The Company’s leverage policy is intended to provide guidelines for utilizing secured borrowings in the form of Uncommitted Secured Borrowings and Committed Secured Borrowings.

Uncommitted Secured Borrowings

The Company expects a substantial portion of its borrowings may consist of Uncommitted Secured Borrowings including reverse repurchase agreements, lines of credit, Dollar-Roll Agreements, and other financing transactions.  Such funding sources generally do not commit the lender to continue to provide financing to the Company.  The Company intends to limit the amount of Uncommitted Secured Borrowings to 92% of its total assets, less any assets that are funded with Committed Secured Borrowings, plus the market value of any related hedging transactions.  If the amount of such borrowings exceeds 92%, the Manager will be required to submit to the Company’s Board of Directors a plan designed to bring the total amount of Uncommitted Secured Borrowings below the 92% limitation.  It is anticipated that in many circumstances this goal will be achieved over time without active management through the natural process of mortgage principal repayments and increases in the market value of the Company’s total assets.  The Company anticipates that it will only enter into repurchase agreements and other financing transactions with counter-parties rated investment grade by a Rating Agency.

Committed Secured Borrowings

The Company’s borrowings may consist of Committed Secured Borrowings, including the issuance of CMOs, structured commercial paper programs, secured term notes and other financing transactions.  Such funding sources generally commit the lender to provide financing to the Company for a specified period of time or to provide financing to the Company to fund specific assets until they mature.  The Company intends to limit the amount of Committed Secured Borrowings to 97% of the assets funded with such borrowings at the time any corresponding transaction is entered into.

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

REIT Compliance Policy

The Company intends to operate its business in compliance with the REIT Provisions of the Code.  Accordingly, all of the provisions outlined in the Company’s investment, leverage and interest rate risk management policies are subordinate to the REIT Provisions of the Code if any conflicts arise.

To qualify for tax treatment as a REIT, the Company must meet certain tests as fully described in Sections 856 and 857 of the Code.  A summary of the requirements for qualification as a REIT is described immediately below.

Stock Ownership Tests.  The capital stock of the Company must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year.  Tax-Exempt Entities, other than private foundations and certain unemployment compensation trusts, are generally not treated as individuals for these purposes.  The stock ownership requirements must be satisfied in the Company’s second taxable year and in each subsequent taxable year.

Asset Tests.  The Company must generally meet the following asset tests at the close of each quarter of each taxable year.  At least 75% of the value of the Company’s total assets must consist of Qualified REIT Real Estate Assets, U.S. Government securities, cash and cash items (the “75% Asset Test”).  In general, the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company’s total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities or value of such securities of any such issuer. An exception is provided, however, for the Company’s interest in a Taxable REIT Subsidiary.

Income Tests.  The Company must generally meet certain gross income tests for each taxable year.  At least 75% of the Company’s gross income must be derived from certain specified real estate sources, including interest income and gain from the disposition of Qualified REIT Real Estate Assets or Qualified Temporary Investment Income (the “75% Gross Income Test”).  At least 95% of the Company’s gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest unrelated to real estate, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the “95% Gross Income Test”).

Dividend Distribution Requirements.  The Company must generally distribute to its stockholders an amount equal to at least 90% of the Company’s taxable income before deductions of dividends paid and excluding net capital gains.  The Company has until January 31 following the end of the fiscal year to pay the dividends out to stockholders and is permitted to offer a special dividend in order to meet the 90% requirement.

Hedging Strategy Policy

The Company utilizes interest rate swaps and other similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its Mortgage Related Assets during the normal course of business.  The Company has established a Hedging Strategy Policy to provide and maintain the information required to support the processes and accounting for interest rate risk management activities subject to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and related Derivative Implementation Group pronouncements.  The policy includes required documentation to be maintained for derivative hedging activities to qualify for hedge accounting including required description of the hedging relationship and the risk management objective and strategy for undertaking specific hedges.

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

Future Revisions in Policies and Strategies

The Company’s Board of Directors has established the policies and strategies set forth in this Report.  The Board of Directors (subject to approval by a majority of Unaffiliated Directors) has the power to modify or waive such policies and strategies without the consent of our stockholders.  The Company’s Board of Directors will at least annually establish and approve (including approval by a majority of Unaffiliated Directors) the policies and strategies of the Company.

Description of Mortgage Related Assets

The Company invests principally in the following types of Mortgage Related Assets, subject to the operating restrictions described in ‘‘Management Policies and Programs’’ above.

Primary Mortgage Securities

Pass-Through Certificates.  Pass-Through Certificates are securities representing interests in “pools” of Mortgage Loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly, in effect “passing through” monthly payments made by the individual borrowers on the Mortgage Loans which underlie the securities (net of fees paid to the issuer or guarantor of the securities).  Early repayment of principal on some Mortgage Related Assets (arising from prepayments of principal due to sale of the underlying property, refinancing, or foreclosure, net of fees and costs which may be incurred) may expose the Company to a lower rate of return upon reinvestment of principal.  This is known as prepayment risk.  Also, if a security subject to prepayment has been purchased at a premium, the value of the premium would be lost in the event of prepayment.  Like other fixed income securities, when interest rates rise, the value of a Mortgage Related Asset generally will decline; however, when interest rates are declining, the value of Mortgage Related Assets with prepayment features may not increase as much as other fixed income securities.  The rate of prepayments on underlying mortgages will affect the price and volatility of a Mortgage Related Asset, and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase.  When interest rates rise, the holdings of Mortgage Related Assets by the Company can reduce returns if the owners of the underlying mortgages pay off their mortgages later than anticipated.  This is known as extension risk.

Payment of principal and interest on some mortgage pass-through securities (but not the market value of the securities themselves) may be guaranteed by the full faith and credit of the U.S. Government (in the case of securities guaranteed by the Government National Mortgage Association (“GNMA”)) or guaranteed by agencies or instrumentalities of the U.S. Government (in the case of securities guaranteed by the federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C., § 1716 et seq.), formerly known as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“FHLMC”)) which are supported only by the discretionary authority of the U.S. Government to purchase the agency’s obligations.  Mortgage Related Assets created by non-governmental issuers (such as commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers) may be supported by various forms of insurance or guarantees, including individual loan, title, pool and hazard insurance and letters of credit, which may be issued by governmental entities, private insurers or the mortgage poolers.

Collateralized Mortgage Obligations.  Collateralized Mortgage Obligations (“CMOs”) are hybrid mortgage related instruments.  Interest and pre-paid principal on a CMO are paid, in most cases, on a monthly basis.  CMOs may be collateralized by whole Mortgage Loans, but are more typically collateralized by portfolios of mortgage pass-through securities guaranteed by GNMA, FHLMC or Fannie Mae.  CMOs are structured into multiple classes, with each class bearing a different stated maturity.  Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.  CMOs that are issued or guaranteed by the U.S. Government or by any of its agencies or instrumentalities will be considered U.S. Government securities by the Company.

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

Mortgage Derivative Securities.  The Company may acquire Mortgage Derivative Securities not to exceed 10% of its total assets.  Mortgage Derivative Securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans.  Payments on Mortgage Derivative Securities are highly sensitive to the rate of prepayments on the underlying Mortgage Loans.  In the event of more rapid (slower) than anticipated prepayments on such Mortgage Loans, the rates of return on interests in Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest (‘‘Interest Only Derivatives’’) would be likely to decline (increase).  Conversely, the rates of return on Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal (‘‘Principal Only Derivatives’’) would be likely to increase (decrease) in the event of rapid (slow) prepayments.

The Company may also invest in Inverse Floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed, such as the London Inter-Bank Offered Rate (“LIBOR”) or the 11th District Cost of Funds Index (“COFI”).  Any rise in the index rate (as a consequence of an increase in interest rates) causes a drop in the coupon rate of an Inverse Floater while any drop in the index rate causes an increase in the coupon of an Inverse Floater.  An Inverse Floater may behave like a security that is leveraged since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest.  The “leverage-like” characteristics inherent in Inverse Floaters are associated with greater volatility in their market prices.

The Company also may invest in other Mortgage Derivative Securities that may be developed in the future.

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

Mortgage Loans

General.  The Company may acquire and accumulate Mortgage Loans as part of its investment strategy until a sufficient quantity has been accumulated for securitization into High Credit Quality Mortgage Loans.  The Company anticipates that the Mortgage Loans acquired by it and not yet securitized will not constitute more than 25% of the Company’s total Mortgage Related Assets at any time.  All Mortgage Loans will be acquired with the intention of securitizing them into High Credit Quality Mortgage Loans.  However, there can be no assurance that the Company will be successful in securitizing the Mortgage Loans.  To meet the Company’s investment criteria, the Mortgage Loans to be acquired by the Company will generally conform to the underwriting guidelines established by Fannie Mae, FHLMC or other credit insurers.  Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of Mortgage Loans by the lending institution.  The Company does not intend to obtain additional appraisals at the time of acquiring Mortgage Loans.

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

Commitments to Mortgage Loan Sellers.  The Company may issue commitments to originators and other sellers of Mortgage Loans who follow policies and procedures that generally comply with Fannie Mae and FHLMC regulations and guidelines and that comply with all applicable federal and state laws and regulations for Mortgage Loans secured by single-family (one-to-four units) residential properties.  In addition, commitments may be issued for agency certificates as well as privately issued pass-through certificates and Mortgage Loans. Although the Company may commit to acquire Mortgage Loans prior to funding, all Mortgage Loans are to be fully funded prior to their acquisition by the Company.  Following the issuance of commitments, the Company will be exposed to risks of interest rate fluctuations similar to those risks applicable to Mortgage Related Assets.

Securitization of Mortgage Loans.  The Company may acquire and hold Mortgage Loans until a sufficient quantity has been accumulated for securitization.  During the accumulation period, the Company will be subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance.  In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral underlying the Mortgage Loan and the principal amount of the Mortgage Loan.  No assurance can be given that any such mortgage, fraud or hazard insurance will adequately cover a loss suffered by the Company.  Also during the accumulation period, the costs of financing the Mortgage Loans through reverse repurchase agreements and other borrowings and lines of credit with warehouse lenders could exceed the interest income on the Mortgage Loans.  It may not be possible or economical for the

Company to complete the securitization for all Mortgage Loans that the Company acquires, in which case the Company will continue to bear the risks of borrower defaults and special hazard losses.

Protection Against Mortgage Loan Risks.  The Company anticipates that each Mortgage Loan purchased will have a commitment for mortgage pool insurance from a mortgage insurance company with a claims-paying ability rated investment grade by either of the Rating Agencies.  Mortgage pool insurance insures the payment of certain portions of the principal and interest on Mortgage Loans.  In lieu of mortgage pool insurance, the Company may arrange for other forms of credit enhancement such as letters of credit, subordination of cash flows, corporate guaranties, establishment of reserve accounts or over-collateralization.

It is expected that when the Company acquires Mortgage Loans, the seller will generally represent and warrant to the Company that there has been no fraud or misrepresentation during the origination of the Mortgage Loans and generally agree to repurchase any Mortgage Loan with respect to which there is fraud or misrepresentation.  The Company will provide similar representations and warranties when the Company sells or pledges the Mortgage Loans as collateral for mortgage securities.  If a Mortgage Loan becomes delinquent and the pool insurer is able to prove that there was a fraud or misrepresentation in connection with the origination of the Mortgage Loan, the pool insurer will not be liable for the portion of the loss attributable to such fraud or misrepresentation.  Although the Company will generally have recourse to the seller based on the seller’s representations and warranties to the Company, the Company will generally be at risk for loss to the extent the seller does not perform its repurchase obligations.

Other Investments.   The Company may acquire Other Investments that include (i) equity and debt securities issued by other primarily mortgage related finance companies, (ii) interests in mortgage related collateralized bond obligations, (iii) other subordinated interests in pools of mortgage related assets, (iv) commercial mortgage loans and securities, and (v) residential mortgage loans other than High Credit Quality Mortgage Loans.  Although the Company expects that its Other Investments will be limited to less than 10% of total assets, there is no limit to how much of the Company’s stockholders’ equity will be allocated to Other Investments.  There may be periods in which Other Investments represent a large portion of the Company’s stockholders’ equity.

PRINCIPAL RISKS AND SPECIAL CONSIDERATIONS

Leverage Risk.  The Company employs a leveraging strategy of generally borrowing up to 92% of its total assets to finance the acquisition of additional Mortgage Related Assets.  The Company’s borrowing may, at times, exceed 92% of its total assets.  In the event borrowing costs exceed the income on its Mortgage Related Assets, the Company will experience negative cash flow and incur losses. Another risk of leverage is the possibility that the value of the collateral securing the borrowings will decline.  In such event, additional collateral or repayment of borrowings would be required.  The Company could be required to sell Mortgage Related Assets under adverse market conditions in order to maintain liquidity.  If these sales were made at prices lower than the carrying value of the Mortgage Related Assets, the Company would experience losses.

Interest Rate Risk.  There is the possibility that the value of the Company’s Mortgage Related Assets may fall since fixed income securities generally fall when interest rates rise.  The longer the term of a fixed income instrument, the more sensitive it will be to fluctuations in value from interest rate changes.  Changes in interest rates may have a significant effect on the Company’s operations, because it may hold Mortgage Related Assets with long terms to maturity.  Rising interest rates will negatively impact the Company’s borrowings since the value of the collateral securing the borrowing will decline in value, requiring additional collateral or repayments of borrowing.  This could reduce the level of borrowings and reduce returns.  Also, when interest rates rise, the Company’s holding of Mortgage Related Assets can reduce returns if the owners of the underlying mortgages pay-off their mortgages later than anticipated.  This is known as extension risk.  When interest rates drop, the Company’s holdings of the Mortgage Related Assets can reduce returns if the owners of the underlying mortgages pay off their mortgages sooner than anticipated since the funds prepaid will have to be invested at the then lower prevailing rate.  This is known as prepayment risk.  In addition, when interest rates drop, not only can the value of Mortgage Related Assets drop, but the yield can drop, particularly where the yield on the security is tied to interest rates, such as adjustable mortgages.

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

Equity Risk.  Equity risk is the possibility that the Company could lose money if its equity investments decline in value.  Such a decline could be caused by a number of factors, including, but not limited to, overall market conditions, suspension or omission of dividends, bankruptcies and litigation.  This is especially true during periods of economic uncertainties and economic downturns.

Failure to Maintain REIT Status Risk.  Failure to maintain REIT status risk refers to the possibility that the Company may become subject to federal income tax as a regular corporation.  The Company intends at all times to maintain substantially all of its investments in, and otherwise conduct its business in a manner consistent with, the REIT Provisions of the Code.  If the Company fails to qualify as a REIT, it would be treated as a regular corporation for federal tax purposes.  This would result in the Company being subject to federal income tax that would further result in a substantial reduction of cash available for distribution to stockholders.

Failure to Maintain Investment Company Act Exemption Risk.  The Company intends to conduct its business so as not to become a “regulated investment company” under the Investment Company Act.  As a result, the Company’s ownership  of certain Mortgage Related Assets may be limited by the Investment Company Act.  This could have the effect of  adversely affecting the Company’s operations and returns to stockholders.  In addition, if the Company fails to qualify for  the exemption from registration as an investment company, its ability to use leverage would be substantially reduced.  This could reduce income to the Company and returns to stockholders.

FEDERAL INCOME TAX CONSEQUENCES

The following discussion summarizes certain federal income tax consequences for the Company.  This discussion is based on current law.  The following discussion is not exhaustive of all possible tax considerations.  It does not give a detailed discussion of any state, local or foreign tax considerations, nor does it discuss all of the aspects of federal, state, local or foreign income taxation that may be relevant to a stockholder of the Company in light of such stockholder’s particular circumstances.

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

General

The Code provides special tax treatment for organizations that qualify and elect to be taxed as REITs.  In brief, if certain specific conditions imposed by the Code are met, entities that invest primarily in real estate assets, including Mortgage Loans, that otherwise would be taxed as corporations are generally not taxed at the corporate level on their taxable income that is distributed to their stockholders.  This treatment eliminates most of the ‘‘double taxation’’ (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles.  A qualifying REIT, however, may be subject to certain excise and other taxes, as well as normal corporate tax, on Taxable Income that is not currently distributed to its stockholders.

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

Termination or Revocation of REIT Status

The Company’s election to be treated as a REIT will be terminated automatically if it fails to meet the Code’s requirements.  If this occurs, the Company will not be eligible again to elect REIT status until the fifth taxable year that begins after the year for which its election was terminated unless all of the following relief provisions apply: (i) the Company did not willfully fail to file a timely return with respect to the termination taxable year; (ii) inclusion of incorrect information in such return was not due to fraud with intent to evade tax; and (iii) the Company establishes that its failure to meet the applicable requirements was due to reasonable cause and not willful neglect.  The Company may also voluntarily revoke its election, although it has no intention of doing so, in which event it will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  Distributions to stockholders of the Company with respect to any year in which it fails to qualify as a REIT would not be deductible by the Company nor would they be required to be made.  Failure to qualify as a REIT would result in the Company’s reduction of its distributions to stockholders in order to pay the resulting taxes.  If, after forfeiting REIT status, the Company later qualifies and elects to be taxed as a REIT again, the Company could face significant adverse tax consequences.

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

The Company may securitize Mortgage Loans and sell such mortgage securities through a Taxable REIT Subsidiary.  However, if the Company itself were to sell such mortgage securities on a regular basis, there is a substantial risk that they would be deemed dealer property and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions under the Code.  The Company therefore, intends to make any such sales through a Taxable REIT Subsidiary. The taxable subsidiary will not be subject to this 100% tax on income from prohibited transactions under the Code, which is only applicable to REITs.

The Company may elect to retain and pay income tax on all or a portion of its net long-term capital gains for any taxable year, in which case the Company’s stockholders would include in their income as long-term capital gains their proportionate share of such undistributed capital gains.  The stockholders would be treated as having paid their proportionate share of the capital gains tax paid by the Company, which amounts would be credited or refunded to the stockholders.

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

Taxable REIT Subsidiaries

The Company may, in the future, cause the creation and sale of mortgage securities through a taxable corporation.  The Company and one or more persons or entities may own all of the capital stock of that taxable corporation, which will be structured so as to qualify as a Taxable REIT Subsidiary.  Any dividends that the Taxable REIT Subsidiary pays to the Company, however, will not qualify as income from Qualified REIT Real Estate Assets for purposes of the 75% Gross Income Test, and will have to be limited, along with the Company’s other interest, dividends, gains on the sale of securities, hedging income, and other income not derived from Qualified REIT Real Estate Assets to less than 25% of the Company’s gross revenues in each year.   If the Taxable REIT Subsidiary creates a taxable mortgage pool, such pool itself will constitute a separate taxable subsidiary of the Taxable REIT Subsidiary.  The Taxable REIT Subsidiary would be unable to offset the income derived from such a taxable mortgage pool with losses derived from any other activities.

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

If the Company makes distributions to its stockholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder’s shares until the tax basis is zero.  Such distributions in excess of the tax basis will be taxable as a gain realized from the sale of the Company’s Common Stock.

The Company will notify stockholders after the close of the Company’s taxable year as to the portions of the distributions which constitute ordinary income, return of capital and capital gain.  Dividends and distributions declared in the last quarter of any year payable to stockholders of record on a specified date in such month may be deemed to have been received by the stockholders and paid by the Company on December 31 of the record year, provided that such dividends are paid before February 1 of the following year.

Taxation of Tax-Exempt Entities

In general, a Tax-Exempt Entity that is a stockholder of the Company is not subject to tax on distributions.  The IRS has ruled that amounts distributed by a REIT to an exempt employees’ pension trust do not constitute UBTI and thus should be nontaxable to such a Tax-Exempt Entity.  However, if a Tax-Exempt Entity has financed the acquisition of any of its stock in the Company with ‘‘acquisition indebtedness’’ within the meaning of the Code, distributions on such stock could be treated as UBTI.  Under certain conditions, if a tax-exempt employee pension or profit sharing trust were to acquire more than 10% of the Company’s Common Stock, a portion of the dividends on such Common Stock could be treated as UBTI.

For social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code Sections 501(c)(7), (c)(9), (c)(17) and (c)(20), respectively, income from an investment in the Company will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated by its investment in the

Company.  Such entities should review Code Section 512(a)(3) and should consult their own tax advisors concerning these ‘‘set aside’’ and reserve requirements.

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

Certain United States Federal Income Tax Consequences Applicable to Foreign Holders

The following discussion summarizes certain United States tax consequences of the acquisition, ownership and disposition of the Common Stock by a purchaser of the Common Stock that, for United States income tax purposes, is not a ‘‘United States Holder’’ (a ‘‘Foreign Holder’’).  For purposes of discussion, a United States Holder means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof (unless, in the case of a partnership, the IRS provides otherwise by regulations); an estate whose income is includable in gross income for United States income tax purposes regardless of its source; or, a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.  This discussion does not consider any specific facts or circumstances that may apply to a particular Foreign Holder.  Prospective investors are urged to consult their tax advisors regarding the United States tax consequences of acquiring, holding and disposing of the Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

Dividends.  Dividends paid by the Company out of earnings and profits to a Foreign Holder will generally be subject to federal income tax withholding at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business conducted by the Foreign Holder.  A Foreign Holder eligible for a reduction in withholding under an applicable treaty must so notify the Company by completing the appropriate IRS form.  Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder’s adjusted basis in his Common Stock and, thereafter, as gain from the sale or exchange of a capital asset as described below.  If it cannot be determined at the time a distribution is made whether such distribution will exceed the Company’s earnings and profits (which, under most circumstances, will correspond to the Company’s net income before the deduction for dividends paid), the distribution will be subject to withholding at the same rate as dividends.  However, any amounts withheld will be refundable or creditable against the Foreign Holder’s United States tax liability if the Company subsequently determines that such distribution was, in fact, in excess of the earnings and profits of the Company.  If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Foreign Holder, the dividend received will be subject to the United States federal income tax on net income that applies to United States persons generally (and, in addition with respect to foreign corporate holders and under certain circumstances, the 30% branch profits tax).

For any year in which the Company qualifies as a REIT, distributions to a Foreign Holder that are attributable to gain from the sales or exchanges by the Company of ‘‘United States real property interests’’ will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (‘‘FIRPTA’’).  Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption.  The Company is required to withhold 35% of any distribution that could be designated by the Company as a capital gains dividend.  This amount may be credited against the Foreign Holder’s FIRPTA tax liability.

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

Gain recognized by a Foreign Holder upon a sale of its Common Stock will generally not be subject to tax under FIRPTA if the Company is a ‘‘domestically controlled REIT,’’ which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-U.S.  persons.  Because only a minority of the Company’s stockholders are expected to be Foreign Holders, the Company anticipates that it will qualify as a domestically controlled REIT. Accordingly, a Foreign Holder should not be subject to U.S. tax from gains recognized upon disposition of the Common Stock.  However, because the Common Stock is publicly traded, no assurance can be given that the Company will be a domestically controlled REIT.

Information Reporting and Backup Withholding. United States information reporting requirements and backup withholding tax will generally not apply to dividends paid on the Common Stock to a Foreign Holder at an address outside the United States.  Payments by a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding  and information reporting unless the holder certifies its Foreign Holder status under penalties of perjury or otherwise establishes an exemption.  Information reporting requirements (but not backup withholding) will also apply to payments of the proceeds of sales of the Common Stock by foreign offices of United States brokers, or foreign brokers with certain types of relationships to the United States, unless the broker has documentary evidence in its records that the holder is a Foreign Holder and certain other conditions are met, or the holder otherwise establishes an exemption.

Backup withholding is not an additional tax.  Any amounts withheld under the backup withholding rules will be refunded or credited against the Foreign Holder’s United States federal income tax liability, provided that the required information is furnished to the IRS.

ERISA CONSIDERATIONS

In considering an investment in the Common Stock, a fiduciary of a profit-sharing, pension stock bonus plan or individual retirement account (‘‘IRA’’), including a plan for self-employed individuals and their employees or any other employee benefit plan subject to prohibited transaction provisions of the Code or the fiduciary responsibility provisions of ERISA (an ‘‘ERISA Plan’’) should consider (a) whether the ownership of Common Stock is in accordance with the documents and instruments governing such ERISA Plan, (b) whether the ownership of Common Stock is consistent with the fiduciary’s responsibilities and satisfies the requirements of Part 4 of Subtitle B of Title I of ERISA (where applicable) and, in particular, the diversification, prudence and liquidity requirements of Section 404 of ERISA, (c) ERISA’s prohibitions in improper delegation of control over, or responsibility for, ‘‘plan assets’’ and ERISA’s imposition of co-fiduciary liability on a fiduciary who participates in, permits (by action or inaction) the occurrence of, or fails to remedy a known breach of duty by another fiduciary and (d) the need to value the assets of the ERISA Plan annually.

In regard to the ‘‘plan assets’’ issue noted in clause (c) above, O’Melveny & Myers LLP, the Company’s counsel, at the time of the Company’s public offering was of the opinion that the Common Stock should qualify as a ‘‘publicly offered security,’’ and, therefore, the acquisition of such Common Stock by ERISA Plans should not cause the Company’s assets to be treated as assets of such investing ERISA Plans for purposes of the fiduciary responsibility provisions of ERISA or the prohibited transaction provisions of the Code.  Fiduciaries of ERISA Plans and IRAs should consult with and rely upon their own advisors in evaluating the consequences under the fiduciary provisions of ERISA and the Code of an investment in Common Stock in light of their own circumstances.

COMPETITION

The Company believes that the principal competition in the business of acquiring and holding Mortgage Related Assets are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs.  The Company believes that it is able to compete effectively and generate competitive rates of return for stockholders due to the Manager’s experience in managing mortgage capital, access to and experience in secondary mortgage markets, relative freedom to securitize its Mortgage Related Assets, relatively low level of operating costs, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status.

EMPLOYEES

As of December 31, 2001, the Company had no employees.  The Manager manages the day-to-day operations of the Company, subject to the direction and oversight of the Company’s Board of Directors and under the terms of a Management Agreement discussed below.

THE MANAGEMENT AGREEMENT

The Company has entered into a Management Agreement with the Manager which is currently subject to a one year renewal term ending on December 31, 2002.  The Manager is primarily involved in two activities: (i) asset/liability management—acquisition, financing, hedging, management and disposition of Mortgage Related Assets, including credit and prepayment risk management; and (ii) capital management—oversight of the Company’s structuring, analysis, capital raising and investor relations activities.  In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of Mortgage Related Assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company’s Mortgage Related Assets and provides certain administrative and managerial services in connection with the operation of the Company.  The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company’s Board of Directors.  The Manager is required to prepare regular reports for the Company’s Board of Directors that will review the Company’s acquisitions of Mortgage Related Assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company’s Board of Directors.

At all times, the Manager is subject to the direction and oversight of the Company’s Board of Directors and will have only such functions and authority as the Company may delegate to it.  The Manager is responsible for the day-to-day operations of the Company.

The Management Agreement may be renewed for additional one-year terms at the discretion of the Unaffiliated Directors, unless previously terminated by the Company or the Manager upon written notice.  Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee, which may be significant.  The termination or non-renewal fee shall be equal to the fair market value of the Management Agreement without regard to the Company’s termination right, as determined by an independent appraisal.  The selection of the independent appraiser shall be subject to the approval of the Unaffiliated Directors.  Neither the fair market value of the Management Agreement nor the various factors which the appraiser may find relevant in its determination of the fair market value can be determined at this time.

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

Manager Compensation

The Manager will receive annual base management compensation based on the Average Net Invested Capital of the Company, payable monthly in arrears, equal to 3/4 of 1% of Average Net Invested Capital.  The term “Average Net Invested Capital” means the month end sum of (1) the Company’s total stockholders’ equity computed in accordance with generally accepted accounting principles plus (2) any unsecured debt that has been approved for inclusion by the Unaffiliated Directors at issuance plus or minus (3) an adjustment to exclude the impact of any unrealized gains, losses or other items that do not affect realized net income.  Accordingly, incurring collateralized debt to finance specific investment purchases does not ordinarily increase Average Net Invested Capital.

The Manager shall also be entitled to receive as incentive compensation for each fiscal quarter, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%.  The incentive compensation calculation and payment will be made quarterly in arrears.  The term ‘‘Return on Equity’’ is calculated for any quarter by dividing the Company’s Net Income for the quarter by its Average Net Worth for the quarter.  For purposes of calculating the incentive compensation payable, the definition ‘‘Return on Equity’’ is not related to the actual distributions received by stockholders or to an individual investor’s actual return on investment.  For such calculations, the ‘‘Net Income’’ of the Company means the taxable income of the Company (including net capital gains, if any) before the Manager’s incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with generally accepted accounting principles.  A deduction for all of the Company’s interest expenses for borrowed funds is taken into account in calculating Net Income.  ‘‘Average Net Worth’’ for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company’s retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, minus the cumulative amounts paid by the Company to repurchase its shares.

The ability of the Company to achieve an annualized Return on Equity in excess of the Ten-Year U.S.  Treasury Rate plus 1%, and of the Manager to earn the incentive compensation described in the preceding paragraph, is dependent upon the level and volatility of interest rates, the Company’s ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within the Company’s or the Manager’s control.  The Manager’s base compensation shall be calculated by the Manager within 15 days after the end of each month, and such calculation shall be promptly delivered to the Company.  The Company is obligated to pay the base compensation within 30 days after the end of each month.  The Manager shall compute the quarterly incentive compensation within 45 days after the end of each fiscal quarter, and the Company shall pay the incentive compensation with respect to each fiscal quarter within 15 days following the delivery to the Company of the Manager’s written statement setting forth the computation of the incentive compensation for such quarter.  The Company’s Board of Directors shall review and approve the calculation of base and incentive compensations paid to the Manager quarterly, one quarter in arrears, during each scheduled quarterly Board of Directors meeting.  Quarterly incentive compensation is subject to an annual adjustment so that the incentive compensation is based on earnings for the entire year. The Company believes that this compensation arrangement benefits its stockholders because it ties the Manager’s compensation to Return on Equity and, in periods of low earnings, the Manager’s incentive compensation is reduced or eliminated, thereby lowering the Company’s operating expenses.

Expenses

Subject to the limitations set forth below, the Company will generally pay all its operating expenses, except those specifically required to be borne by the Manager under the Management Agreement.  The operating expenses required to be borne by the Manager include the compensation of the Company’s officers and the cost of office space, equipment and other personnel required for the Company’s day-to-day operations.  The expenses that are paid by the Company will include (but not necessarily be limited to) the cost of money borrowed by the Company (including interest), taxes and license fees, issuance and transaction costs incident to the acquisition, disposition and financing of investments, costs related to hedging transactions, legal, investigatory, accounting and auditing fees and expenses, consultants’ advisory services with respect to REIT and other compliance matters, the compensation and expenses of the Company’s Unaffiliated Directors, the costs of making distributions and printing and mailing proxies and reports to stockholders, costs incurred by employees of the Manager for travel on behalf of the Company, costs incident to the issuance of mortgage securities, costs incident to the accumulation and servicing of Mortgage Loans, costs associated with any computer software or hardware that is used solely for the Company, costs to obtain liability insurance to indemnify the Manager, the Company’s directors and officers, and the Company’s underwriters, the compensation and expenses of the Company’s custodian, transfer agent and registrar, and any extraordinary or non-recurring costs or charges incurred by the Company, if any.  Certain Company operating expenses  shall be limited to an amount per year equal to the greater of 2% of the Average Net Invested Capital of the Company or 25% of its Net Income for that year.  The operating expenses that are subject to this limitation are:

(i)                   all insurance costs incurred by the Company or any subsidiary of the Company, including any costs to obtain liability or other insurance to indemnify the Manager and underwriters of any securities of the Company;

(ii)                  expenses connected with payments ofdividends or interest or distributions in any other form made or caused to be made by the Board of Directors to holders of the securities of the Company or any subsidiary of the Company;

(iii)                 all expenses of third parties pertaining to communications to holders of equity securities or debt securities of the Company or any subsidiary of the Company and the ther bookkeeping and clerical work necessary to maintain relations with holders of such securities and in complying with the continuous reporting and other requirements of governmental bodies or agencies (these expenses include any costs of computer services utilized in connection with these communications and reporting requirements, the cost of printing and mailing certificates for such securities and proxy solicitation materials and reports to holders of the Company’s or any subsidiary’s securities and reports to third parties required under any indenture to which the Company or any subsidiary of the Company is a party);

(iv)                custodian’s, transfer agent’s and registrar’s fees and charges;

(v)                 compensation, fees and expenses paid to Unaffiliated Directors of the Company or any subsidiary of the Company, the cost of director and officer liability insurance and premiums for fidelity and errors and omissions insurance;

(vi)                legal, accounting and audiing fees and expenses relating to the Company’s or any subsidiary’s operations (excluding litigation-related fees and expenses);

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

Expenses excluded from the expense limitation and wholly payable by the Company are (but are not limited to) those incurred in connection with the accumulation and servicing of Mortgage Loans, the issuance and administration of mortgage securities from pools of Mortgage Loans, the raising of capital, the acquisition of Mortgage Related Assets, interest and hedging expenses, taxes and license fees, non-cash costs, litigation, investigations in connection with litigation or threatened litigation, base and incentive management compensation and extraordinary and non-recurring expenses.  The determination of Net Income for purposes of calculating the expense limitation will be the same as for calculating the Manager’s incentive compensation except that it will include any incentive compensation payable for such period.

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

Certain Relationships; Conflicts of Interest

In addition to its base management compensation under the Management Agreement, the Manager has the opportunity to earn incentive compensation for each fiscal quarter, subject to an annual reconciliation so that the incentive compensation is based on earnings for the entire calendar year, in an amount equal to 30% of the Net Income of the Company (before payment of such incentive compensation) in excess of the amount that would produce on annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%.  In evaluating Mortgage Related Assets for investment and in other operating strategies, an undue emphasis on the maximization of income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee could result in increased risk to the value of the Company’s Mortgage Related Asset portfolio.

The Company, on the one hand, and the Manager and its Affiliates, on the other hand, do not presently expect to, but may in the future, enter into a number of relationships other than those governed by the Management Agreement, some of which may give rise to conflicts of interest between the Manager and its Affiliates and the Company.  The market in which the Company will seek to purchase Mortgage Related Assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between the Company and the Manager and its Affiliates in addition to those described herein.  Any such relationships or transactions will require the approval of the Company’s Board of Directors, including a majority of the Unaffiliated Directors.

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

Limits of Responsibility

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to undertake the services called for thereunder and is not responsible for any action of the Company’s Board of Directors in following or declining to follow its advice or recommendations.  The Manager, its directors and its officers will not be liable to the Company, any issuer of mortgage securities, any subsidiary of the Company, the Unaffiliated Directors, the Company’s stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement.

The Company has agreed to indemnify the Manager, its directors and its officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement.  The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or Affiliates from engaging in any business or rendering services of any kind to any other person, including the purchase of, or rendering advice to others purchasing Mortgage Related Assets that meet the Company’s policies and criteria.  The Manager may also advise or manage other mortgage related entities subject to certain limitations, including REITs, that invest in residential and commercial mortgages and other residential and non-residential mortgage securities.  The ability of the Manager and its officers and employees to engage in other business activities could reduce the time and effort spent on the Company.  The Management Agreement does not specify a minimum amount of time or attention that the Manager or its officers or employees must devote to the Company’s business.

ITEM 2.  PROPERTIES

The Company does not own or lease any real property.  The Company’s principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California  90017, telephone (213) 244-0000.  Such offices are provided by the Manager in accordance with the Management Agreement.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2001 Annual Meeting of Stockholders held June 26, 2001, stockholders of record as of April 30, 2001 were asked to vote to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors. 5,585,908 shares were voted for the proposal, 27,200 shares were withheld, 17,300 shares abstained and no votes were broker non-votes.  In addition, the above-described stockholders were asked to vote on the two Class III Directors of the Company’s Board of Directors to hold office until the Annual Meeting of Stockholders in 2004. 5,590,284 shares were voted for John A. Gavin and 40,124 shares were voted against or were withheld. 5,595,484 shares were voted for Marc I. Stern and 34,924 shares were voted against or were withheld.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity Market Activity

Commencing on December 4, 1997, the Company’s Common Stock began trading on the New York Stock Exchange.  Effective February 8, 2001, the Company ceased trading on the New York Stock Exchange and commenced trading its Common Stock on the American Stock Exchange under the trading symbol “AXM.” As of December 31, 2001, the Company had 15,555,500 shares of Common Stock issued and outstanding.  In March 2002, the Company completed a follow-on offering of its Common Stock which increased the shares of Common Stock issued and outstanding to 24,755,500 shares.  As of March 28, 2002, the approximate number of record holders of our Common Stock was 99.

The following table sets forth the high, low and closing sales prices per share of Common Stock and the cash dividend declared per share of Common Stock.

	Stock Price			Cash Dividends Declared Per Share
	High	Low	Close
2001

Fourth Quarter ended December 31, 2001	$11.78	$10.05	$11.25	$0.80
Third Quarter ended September 30, 2001	$12.46	$9.90	$10.40	$0.40
Second Quarter ended June 30, 2001	$11.69	$9.10	$11.35	$0.40
First Quarter ended March 31, 2001	$9.73	$6.90	$9.45	$0.35

2000

Fourth Quarter ended December 31, 2000	$7.35	$6.80	$6.89	$0.35
Third Quarter ended September 30, 2000	$9.00	$7.06	$7.30	$0.35
Second Quarter ended June 30, 2000	$10.19	$8.50	$8.50	$0.35
First Quarter ended March 31, 2000	$10.56	$8.75	$8.75	$0.46

On February 22, 2002, the Company’s Board of Directors declared a dividend distribution of $0.50 per share of Common Stock for the first quarter of 2002.  The dividend is payable on April 26, 2002 to stockholders of record on March 28, 2002.

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

Share Repurchase Program

On January 13, 1998, the Company’s board of directors authorized a program to repurchase up to 750,000 shares of the Company’s Common Stock.  On September 16, 1998, the Company’s board of directors authorized a program to repurchase up to an additional 750,000 shares of the Company’s Common Stock having completed the original repurchase program of 750,000 shares.

The Company repurchased 947,100 shares during the year ended December 31, 1998.  The average price per share repurchased and retired during the year ended December 31, 1998 was $11.16.  No shares were repurchased during the years ended December 31, 2001, 2000 and 1999.

An additional 552,900 shares are currently authorized for potential repurchase in the future.  The Company may continue to repurchase shares in the future when market conditions warrant.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from audited financial statements for the years ended December 31, 2001, 2000, 1999, 1998, and the period from commencement of operations on December 9, 1997 to December 31, 1997.  The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Period from December 9, 1997 to December 31, 1997
Statement of Operations Data:
Days in period	365	366	365	365	22

Interest income	$48,891,000	$42,834,000	$52,517,000	$41,975,000	$428,000
Interest expense	$23,723,000	$33,779,000	$42,345,000	$36,007,000	$111,000
Net interest income	$25,168,000	$9,055,000	$10,172,000	$5,968,000	$317,000
Net (loss) gain from investment and derivative activity	$(5,015,000)	$(36,703,000)	$1,938,000	$1,047,000	—
General and administrative expenses	$1,823,000	$1,734,000	$3,385,000	$2,104,000	$167,000
Net income (loss) before cumulative effect of change in accounting principle (see Note 1 below)	$20,887,000	$(28,243,000)	$11,112,000	$5,547,000	$150,000
Cumulative effect of change in accounting principle	$(2,173,000)	—	—	—	—
Net income (loss)	$18,714,000	$(28,243,000)	$11,112,000	$5,547,000	$150,000
Average number of shares outstanding	7,235,000	5,753,000	5,753,000	6,190,000	6,700,100
Basic net income (loss) per share before cumulative effect of change in accounting principle	$2.89	$(4.91)	$1.93	$0.90	$0.02
Diluted net income (loss) per share before cumulative effect of change in accounting principle	$2.85	$(4.91)	$1.92	$0.90	$0.02
Basic net income (loss) per share	$2.59	$(4.91)	$1.93	$0.90	$0.02
Diluted net income per share	$2.55	$(4.91)	$1.92	$0.90	$0.02
Dividends declared per share	$1.95	$1.51	$1.72	$1.07	$0.04

	At December 31, 2001	At December 31, 2000	At December 31, 1999	At December 31, 1998	At December 31, 1997
Balance Sheet Data:
Fixed income securities	$1,505,529,000	$600,131,000	$701,143,000	$829,713,000	$265,880,000
Equity securities	$6,028,000	$9,068,000	$17,481,000	$16,422,000	—
Total assets	$1,535,425,000	$614,073,000	$735,745,000	$865,478,000	$271,307,000
Reverse repurchase agreements	$1,376,850,000	$545,434,000	$672,660,000	$767,908,000	$87,818,000
Total liabilities	$1,405,395,000	$569,690,000	$679,704,000	$777,448,000	$178,310,000
Stockholders’ equity	$130,030,000	$44,383,000	$56,041,000	$88,030,000	$92,997,000
Book value per share	$8.36	$7.71	$9.74	$15.30	$13.88
Fair value of off balance sheet hedging instruments	—	—	$3,815,000	$(9,994,000)	—

Note (1)  The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001.  Adoption of SFAS No. 133 resulted in a transition adjustment of $2,173,000, shown as the cumulative effect of change in accounting principle on the statement of operations for the year ended December 31, 2001, to increase accumulated other comprehensive income and to decrease current earnings.  The net transition adjustment arose because forward contracts previously used to manage the effects of interest rate changes on fair values of fixed income available-for-sale securities and accounted for as hedges did not qualify for hedge accounting treatment under SFAS No. 133.  The net adjustment of $2,173,000 comprises $10,063,000 of unrealized gains on the investment securities whose values were hedged by forward contracts, $8,505,000 of deferred losses on previously closed forward contracts, and $3,731,000 of unrealized losses on open forward contracts.  Prior to adopting SFAS No. 133, the Company accounted for changes in fair values of the forward contracts through adjustments to accumulated other comprehensive income (loss).  Following adoption of SFAS No. 133, the Company recognizes changes in fair values of forward contracts as a component of net gain (loss) on investment and derivative activities in the statements of operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

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

Financial Condition

Fixed Income Securities

At December 31, 2001 and 2000 the Company held $1,505,529,000 and $600,131,000 of Fixed Income Securities, respectively.  The original maturity of a significant portion of the Fixed Income Securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying Mortgage Loans.

The following table is a schedule of Fixed Income Securities held listed by security type (dollars in thousands):

	December 31, 2001		December 31, 2000
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Mortgage Securities:
Adjustable Rate (1)	$16,196	1.08%	$40,253	6.71%
Fixed Rate	1,483,881	98.56%	554,216	92.35%
Other Fixed Income Securities	5,452	0.36%	5,662	0.94%
Totals	$1,505,529	100.00%	$600,131	100.00%

(1)  At December 31, 2001 and 2000, the interest rate indices for 98% and 2% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 2001 (dollars in thousands):

Security Type	Par Amount	Percent of Total Par Amount	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)
20 Year Agency Pass-throughs	$187,529	12.47%	97.09%	101.88%	6.50%	3.6
30 Year Agency Pass-throughs	1,203,215	80.02%	101.25%	100.15%	6.50%	6.8
AAA CMOs	86,600	5.76%	96.09%	101.38%	6.69%	2.5
Total Fixed Rate Holdings	1,477,344	98.25%	100.42%	100.44%	6.51%	6.2

Other Fixed Income Securities	10,400	0.69%	60.33%	52.42%	13.46%	0.8
Adjustable Rate Holdings	15,895	1.06%	98.57%	101.89%	7.07%	1.0

Total Portfolio	$1,503,639	100.00%	100.12%	100.13%	6.56%	6.1

The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 2000 (dollars in thousands):

Security Type	Par Amount	Percent of Total Par Amount	Amortized Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)
15 Year Agency/AAA Pass-throughs	$145,251	23.90%	98.00%	99.90%	6.50%	4.5
20 Year Agency Pass-throughs	230,193	37.90%	97.00%	99.30%	6.50%	5.6
30 Year Agency Pass-throughs	54,759	9.00%	99.65%	101.23%	7.41%	5.0
AAA CMOs	127,759	21.00%	95.68%	97.92%	6.80%	6.4
Total Fixed Rate Holdings	557,962	91.80%	97.22%	99.33%	6.80%	5.4

Other Fixed Income Securities	10,400	1.70%	64.31%	54.44%	15.89%	1.8
Adjustable Rate Holdings	39,253	6.50%	102.49%	102.55%	8.00%	0.6

Total Portfolio	$607,615	100.00%	96.99%	98.77%	6.90%	5.1

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

The following table shows various weighted average characteristics of the Fixed Income Securities held by the Company at December 31, 1999 (dollars in thousands):

Security Type	Par Amount	Percent of Total Par Amount	Amortized Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)
15 Year Agency/AAA Pass-throughs	$167,717	23.00%	100.49%	97.30%	6.50%	5.1
20 Year Agency Pass-throughs	251,819	34.50%	100.46%	96.26%	6.50%	6.4
30 Year Agency Pass-throughs	31,424	4.30%	101.36%	95.98%	6.99%	7.7
AAA CMOs	237,202	32.40%	99.76%	95.53%	6.82%	7.2
Total Fixed Rate Holdings	$688,162	94.20%	100.26%	96.25%	6.63%	6.4

Other Fixed Income Securities	10,400	1.40%	69.38%	62.88%	15.53%	2.1
Adjustable Rate Holdings	31,923	4.40%	101.73%	101.04%	6.62%	1.0

Total Portfolio	$730,485	100.00%	99.89%	95.88%	6.76%	6.1

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

Equity Securities

At December 31, 2001, 2000 and 1999, the Company held $6,028,000, $9,068,000 and $17,481,000 of equity securities, respectively.  Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At December 31, 2001, equity securities consisted of the following:

	Shares Held	Adjusted Cost	Fair Value
(In thousands)
Common Stock:
Dynex Capital, Inc.	75	$122	$158
Total Common Stock		122	158

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	480	4,065	5,870
Total Convertible Preferred Stock		4,065	5,870

Total Equity Securities		$4,187	$6,028

At December 31, 2000, equity securities consisted of the following:

	Shares Held	Adjusted Cost	Fair Value
(In thousands)
Common Stock:
American Residential Investment Trust, Inc.	109	$611	$238
Anworth Mortgage Asset Corporation	222	994	900
Dynex Capital, Inc.	75	122	75
Total Common Stock		1,727	1,213

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	520	4,408	5,492
Dynex Capital, Inc., Series A	53	420	427
Dynex Capital, Inc., Series B	150	1,167	1,088
Dynex Capital, Inc., Series C	108	968	848
Total Convertible Preferred Stock		6,963	7,855

Total Equity Securities		$8,690	$9,068

At December 31, 1999, equity securities consisted of the following:

	Shares Held	Adjusted Cost	Fair Value
(In thousands)
Common Stock:
American Residential Investment Trust, Inc.	109	$611	$748
Anthracite Capital, Inc.	500	3,071	3,188
Anworth Mortgage Asset Corporation	222	994	997
Dynex Capital, Inc.	75	1,080	483
Hanover Capital Mortgage Holdings, Inc.	385	1,842	1,396
Impac Commercial Holdings, Inc.	249	1,441	1,307
Total Common Stock		9,039	8,119

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	520	4,408	4,940
Dynex Capital, Inc., Series A	53	920	715
Dynex Capital, Inc., Series B	150	2,711	1,987
Dynex Capital, Inc., Series C	108	2,292	1,720
Total Convertible Preferred Stock		10,331	9,362

Total Equity Securities		$19,370	$17,481

At December 31, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $158,000 and $4,550,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.

During the year ended December 31, 2000, the Company recorded impairment adjustments of $3,368,000 and $958,000 on its Dynex preferred stock and common stock holdings, respectively, which are included in net loss on investment and derivative activities in the statement of operations.  The Company could also incur additional losses if the remaining Dynex investments are sold or written down further.

Hedging Instruments

There can be no assurance that the Company will enter into hedging activities or that, if entered into, such activities will have the desired beneficial impact on the Company’s results of operations or financial condition.  Moreover, no hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

Hedging involves risk and typically involves costs, including transaction costs.  Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates.  The Company may increase its hedging activity and, thus, increase its hedging costs during such periods when interest rates are volatile or rising and hedging costs have increased.  The Company intends generally to hedge as much of the interest rate risk as the Manager determines is in the best interest of the stockholders of the Company given the cost of such hedging transactions and the Company’s desire to maintain its status as a REIT.  The Company’s policies do not contain specific requirements as to the percentages or amount of interest rate risk that the Manager is required to hedge.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related amendments and interpretations on January 1, 2001.  This adoption resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.  Also, deferred gains on interest rate swaps previously designated as hedges were reclassified from other liabilities to accumulated other comprehensive income.  Subsequent to the adoption of SFAS No. 133, the Company carries all derivative financial instruments on its balance sheet at fair value.  Changes in fair values of the instruments are recorded as adjustments either to current earnings or to accumulated other comprehensive income, depending on whether such instruments qualify for hedge accounting treatment, as discussed below.

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

At various times during 1999 and 2000, and again in the fourth quarter of 2001, the Company utilized interest rate swap agreements as a tool to manage interest rate risk.  Under the swap agreements, the Company receives a floating rate and pays a fixed rate.  The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under reverse repurchase agreements to mitigate the potential effect on cash flows and net interest income of rising interest rates by effectively fixing the rate paid on the matched borrowings over the life of the contract.  In the absence of such financial instruments, interest expense on reverse repurchase agreements and similar short-term borrowings, which mature and reprice frequently, can increase faster than the Company can adjust its interest-earning assets and increase interest income, because the Company’s Mortgage Related Securities generally have much longer maturities and have fixed rates of interest.

The interest rate swap agreements entered into by the Company in the fourth quarter of 2001 are classified as cash flow hedges for accounting purposes, and meet the requirements of SFAS No. 133 for such classification.  Therefore, changes in the fair value of the agreements are reported in accumulated other comprehensive income, a component of stockholders’ equity, and do not affect net income in the period of the change to the extent these swaps are highly effective.  Periodic exchanges of cash flows with the counterparties to the agreements are recorded as adjustments to interest expense.  If the Company were to terminate the swap agreements prior to their contractual termination dates, or change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreements, the agreements might no longer qualify for hedge accounting treatment.  In that case, changes in their fair values would affect net income.

 Borrowings hedged by interest rate swaps are used primarily to acquire and hold Fixed Income Securities available-for-sale.  Changes in the fair values of securities available-for-sale are also reported in accumulated other comprehensive income, a component of stockholders’ equity.  Changes in fair values of the securities only affect periodic

earnings when they are sold or if they have an other-than-temporary impairment.   Therefore, earnings volatility is reduced by the use of the swap agreements as cash flow hedges and the acquisition of available-for-sale securities with the borrowings hedged by the agreements.  Impairment of the available-for-sale securities or decisions to sell the securities prior to their expected maturities could result in unanticipated earnings volatility.

At December 31, 2000, there were no outstanding interest rate swaps.  At December 31, 2001, the Company had entered into interest rate swap agreements summarized below.

Current Notional Amount (000)	Weighted Average Life	Average Fixed Rate	Floating Rate	Average Termination Date	Unrealized Gains (000)
$850,000	6.6 years	4.239%	1Mo LIBOR	3/3/2008	$4,620

At various times during 2001 and in earlier years, the Company has used forward contracts to sell U.S. Treasury securities as a means to mitigate the effect of rising interest rates on the fair value of its Mortgage Related Securities.   The fair values of these forward contracts generally move in the opposite direction of the fair values of the Mortgage Related Securities, and approximately in the same proportion when the maturities and other terms are appropriately matched.   When interest rates rise, the fair value of the Mortgage Related securities declines, but the increasing fair values of the forward contracts help to preserve net asset value relative to the changing fair value of the short-term borrowings used to fund them.

The Company’s forward contracts do not meet the criteria for hedge accounting under SFAS No. 133.  Therefore, changes in their fair values affect current earnings, as do changes in the fair values of the securities to which they are matched — such securities are classified as trading securities.  Although the changes in the fair values of the forward contracts and the trading securities are offsetting, the contracts are not fully effective as hedges, and there can be significant volatility in periodic earnings to the extent they are not.

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)
$359,000	100.825	$365,235	1/14/2002	$(3,275)

At December 31, 2000, the Company had entered into open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)
$575,000	101.099	$585,048	1/19/2001	$(3,731)

At December 31, 1999, the Company had entered into open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair value of contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)
$335,000	99.278	$336,492	2/12/2000	$3,909

The contracts were entered into to mitigate the negative impact of rising interest rates on fixed income securities available-for-sale that generally have a market-weighted average duration approximately equal to the contracts shown above.

Liabilities

As noted above, the Company has entered into reverse repurchase agreements to finance certain of its Mortgage Related Securities.  These agreements are secured by a portion of the Company’s securities and bear interest rates that have historically moved in close relationship to LIBOR.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a maturity of 1.0 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $1,440,014,000.

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

The Company had $28,545,000, $24,256,000 and $7,044,000 of other liabilities at December 31, 2001, 2000 and 1999, respectively, consisting primarily of dividend payable and accrued expenses and other liabilities at December 31, 2001; deferred gain on interest rate swaps, accrued interest payable and payables for unsettled securities at December 31, 2000; and accrued interest payable and payables for unsettled securities at December 31, 1999.

Results of Operations

Year Ended December 31,  2001 Compared to Year Ended December 31, 2000

Overview

For the year ended December 31, 2001, the Company’s net income was $18,714,000, or $2.59 per share on a basic basis and $2.55 on a diluted basis, based on a weighted average of 7,235,000 and 7,325,000 shares outstanding, respectively.  That compares to net loss of $28,243,000, or $4.91 per share on a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding, for the year ended December 31, 2000.  The primary reasons for the substantial change in operating results for 2001 compared to 2000 are:  (1) changes in interest rates and market conditions affecting the fair values of the Company’s Mortgage Related Securities and related derivative financial instruments and net interest income, (2) related changes in investment and hedging strategies, especially in the third quarter of 2000, and (3) substantial increases in the Company’s equity capital, borrowings and Mortgage Related Securities in the fourth quarter of 2001.

The Federal Reserve Board reduced short-term rates 11 times, dropping the Fed Funds target from 6.50% to 1.75%, during the calendar year ending December 31, 2001 resulting in a steeper yield curve.  The yields on three and six month

Treasury securities fell from 5.88% and 5.689% to 1.71% and 1.79%, respectively.  However, the yield on the 10-year Treasury bond remained relatively flat falling only 7 basis points from 5.10% to 5.03%.  Also, the one-month LIBOR rate also fell from 6.56% to 1.87% by year-end.  The reduction in short term rates lowered the Company’s average borrowing cost for the year ending December 31, 2001 to 3.63% down 223 basis points from the year ending December 31, 2000 during which  the average borrowing rate was 5.86%.  During the year the Company benefited from its strategy of investing in fixed-rate mortgages of the highest credit quality and the decline in funding costs.  Consequently, these lower short term rates increased the Company’s net profit margin to 3.57% for the year compared to a net profit margin of 0.91% for the previous year.

During the fourth quarter of 2001 the Company completed two follow-on equity offerings of its common stock, issuing an additional 9,775,000 shares, bringing the Company’s total outstanding shares to 15,555,500 at December 31, 2001.  The Company used virtually all the proceeds of the equity offerings to invest in high-credit quality fixed rate mortgages.  Given the favorable operating environment the Company used leverage to increase its assets to $1,535,425,000 on December 31, 2001 from $614,073,000 on December 31, 2000.  Additionally, in recognition of these historically low short-term rates, the Company elected to effectively extend the term of its borrowings using hedging instruments.  In the fourth quarter of 2001, the Company entered into $850 million of interest-rate swaps with an average term of 4.6 years and average cost of 4.24%.  The Company’s reliance on short-term interest rates is reduced since a large share of its liabilities are now fixed.

Net Interest Income

Net interest income for the year ended December 31, 2001 was $25,168,000, compared to $9,055,000 for the year ended December 31, 2000, or an increase of 278%.  This change was the net result of an increase in interest income of $6,057,000, or 14%, and a decrease in interest expense of $10,056,000 or 30%.  Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s Fixed Income Securities and reverse repurchase agreements, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table shows average balances and effective interest rates for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2001 and 2000.

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Mortgage Securities	$669,913	7.11%	$622,350	6.67%
Other Fixed Income Assets	6,502	17.20%	6,945	16.09%
Cash and Cash Equivalents	2,943	3.81%	3,588	4.96%
Total Interest-Earning Assets	679,358	7.20%	632,883	6.76%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	653,953	3.63%	576,190	5.86%
Net Interest-Earning Assets and Spread	$25,405	3.57%	$56,693	0.91%

The effective yield data in the table above is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

Following is a table that shows the approximate amounts of the change in interest income and expense between 2001 and 2000 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes.

RATE / VOLUME TABLE

(Dollars in thousands)

	Year Ended December 31, 2001 compared to 2000
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$6,161	$3,190	$2,976
Cash and cash equivalents	(104)	(51)	(53)

Total interest income	$6,057	$3,139	$2,923

Interest-Bearing Liabilities
Reverse repurchase agreements	$(10,056)	$4,600	$(14,656)

Total interest expense	$(10,056)	$4,600	$(14,656)

Change In Net Interest Income	$16,113	$(1,461)	$17,579

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counter-parties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the year ended December 31, 2000, interest expense was reduced by $344,000 received from swap counterparties and $2,984,000 from amortization of deferred gains on terminated swap contracts.  During the year ended December 31, 2001, interest expense was increased by $1,663,000 paid to swap counterparties and decreased by $2,366,000 from amortization of deferred gains on terminated swap contracts.

Dividend Income

The Company reported dividend income of $815,000 from dividends on equity investments for the year ended December 31, 2001 compared to $1,139,000 for the year ended December 31, 2000, a decrease of 28%.  The decrease was the result of the sale of $7,578,000 of equity securities available-for-sale during 2001.

Net Gain (Loss) on Investment and Derivative Activities

During 2001, the Company reported net losses on investment and derivative activities of $5,015,000, consisting primarily of a realized net loss of $19,007,000 on closed forward contracts, a realized gain of $7,676,000 on the sale of $379,198,000 of fixed income trading securities, a gain of $3,076,000 on the sale of equity securities available-for-sale and an unrealized gain of $3,240,000 on trading securities during the year ended December 31, 2001.  During 2000, the Company realized a net loss of $36,703,000, primarily from impairment charges on certain fixed-rate mortgage securities ($18,284,000), certain equity securities ($4,326,000) and forward contracts ($8,424,000).  The impairment charges represented declines in fair values of these financial instruments deemed to be other-than-temporary because of a change in the Company’s investment and hedging strategies during the third quarter of 2000.  The strategies were changed in response to the negative effects that unanticipated, rapid changes in interest rates had on the overall structure of the Company’s portfolio.  A substantial portion of the securities identified as impaired were subsequently sold in the fourth quarter of 2000 and during 2001.

General and Administrative Expenses

The Company incurred general and administrative expenses of $1,823,000 for the year ended December 31, 2001 compared to $1,734,000 for the year ended December 31, 2000, or an increase of  5%.  During 2001, the Company had earnings and a return on equity in excess of targets that caused it to incur incentive fees of $634,000 to the Manager under the terms of the Management Agreement.  In 2000, the Company did not meet those targets and was not obligated to pay an incentive fee to the Manager.  The increase in general and administrative expenses in 2001 compared to 2000 caused by the incentive fee increase was offset by reductions of $250,000 in professional fees and $213,000 in “other” general and administrative expenses.   Professional fees were higher in 2000 than in 2001 primarily because of legal expenses incurred in 2000 in connection with efforts, now discontinued, to restructure the Company’s operations through combinations with other mortgage REITs.  “Other” expenses were lower in 2001 compared to 2000 primarily because of cost containment efforts.

Accounting Changes

As previously noted, on January 1, 2001, the Company adopted SFAS No. 133 and the related amendments and interpretations.  This adoption resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Overview

For the year ended December 31, 2000, the Company’s net loss was $28,243,000, or $4.91 per share on a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding.  That compares to net income of $11,112,000, or $1.93 per share on a basic basis and $1.92 on a diluted basis, based on a weighted average of 5,753,000 and 5,779,000 shares outstanding, respectively, for the year ended December 31, 1999.   The primary reason for the substantial change, and specifically the net loss in 2000, was an unanticipated, rapid change in interest rates during the year that had a substantial negative impact on the fair value of the Company’s fixed income securities and on the net interest margin.

Net Interest Income

Net interest income for the year ended December 31, 2000 was $9,055,000, compared to $10,172,000 for the year ended December 31, 1999, or a decrease of 11%.   This change was the net result of a decrease in interest income of $9,683,000, or 18%, and a decrease in interest expense of $8,566, or 20%, in interest expense.   Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s Fixed Income Securities and reverse repurchase agreements, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Year Ended December 31, 2000		For the Year Ended December 31, 1999
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$622,350	6.67%	$772,464	6.65%
Other Fixed Income Assets	6,945	16.09%	5,822	14.40%
Cash and Cash Equivalents	3,588	4.96%	6,322	4.76%
Total Interest Earning Assets	632,883	6.76%	784,608	6.69%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	576,190	5.86%	732,960	5.78%

Net Interest Earning Assets and Spread	$56,693	0.91%	$51,648	0.91%

The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions into the average daily balance shown.

Following is a table that shows the approximate amounts of the change in interest income and expense between 2000 and 1999 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes.

	Year Ended December 31, 2000 compared to 1999
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$(9,598)	$(9,975)	$377
Cash and cash equivalents	(85)	(91)	6

Total interest income	$(9,683)	$(10,066)	$383

Interest-Bearing Liabilities
Reverse repurchase agreements	$(8,566)	$(9,026)	$460

Total interest expense	$(8,566)	$(9,026)	$460

Change In Net Interest Income	$(1,117)	$(1,040)	$(77)

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Dividend Income

The Company reported dividend income of $1,139,000 from equity investments for the year ended December 31, 2000 compared to $2,387,000 for the year ended December 31, 1999.

Net Gain (Loss) on Investment and Derivative Activities

The Company reported net losses on investment and derivative activities of $36,703,000 in 2000, consisting of an impairment charge of $18,284,000 on certain fixed-rate Mortgage Securities, an impairment charge of $4,326,000 on certain equity securities, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,424,000, a loss of $5,795,000 on the sale of $193,953,000 of fixed income securities, and a gain of $127,000 on the sale of equity securities during the year ended December 31, 2000.  The Company realized a net gain of $1,938,000 primarily from the sale of equity investments for the year ended December 31, 1999.  During the third quarter of 2000, management made a decision to significantly change its investment and hedging strategy, and to dispose of a substantial portion of its investment portfolio over a much shorter period that originally anticipated.  This decision resulted in the recognition of an impairment charge because the loss of fair value in the Company’s investment securities portfolio and in certain derivative financial instruments was deemed to be other-than-temporary.

General and Administrative Expenses

The Company incurred general and administrative expenses of $1,734,000 for the year ended December 31, 2000 compared to $3,385,000 for the year ended December 31, 1999.  The primary reason for the decrease was that the Company incurred $1,714,000 of incentive fee expense in 1999 under the terms of its Management Agreement, based on the Company’s operating results relative to certain targets.  Because of the net loss in 2000, no incentive fee expense was incurred.

Liquidity and Capital Resources

The Company’s primary source of funds is reverse repurchase agreements, which totaled $1,376,850,000 as of December 31, 2001.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At December 31, 2001, the Company had borrowing arrangements with over twenty different investment banking firms.  As of December 31, 2001, the Company had borrowed $850,000,000 of reverse repurchase agreements which are hedged with interest rate swaps with notional amounts of $850,000,000 (see prior discussion of “Hedging Instruments”).  Increases in short-term interest rates could negatively impact the fair value of the Company’s Mortgage Related Securities, which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

The Company will also rely on the cash flows from operations, primarily monthly principal and interest payments to be received on the Fixed Income Securities, for liquidity.

The Company believes that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet anticipated liquidity requirements.  If the Company’s cash resources are at any time insufficient to satisfy the Company’s liquidity requirements, the Company may be required to liquidate Mortgage Related Securities or to sell debt or additional equity securities.  If required, the sale of Mortgage Related Securities at prices lower than the carrying value of such securities would result in losses.

During the fourth quarter of 2001, the Company issued 9,802,000 of additional shares of Common Stock, primarily through two follow-on offerings to the public.  These offerings raised $93,095,000 of equity capital, net of offering costs.  Shortly thereafter, in March 2002, the Company completed the sale of 9,200,000 additional shares of Common Stock, raising $91,908,000 million of equity capital, net of offering costs.

The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes.  The Company may continue to repurchase shares in the future when market conditions warrant with its Share Repurchase Program.  All debt securities, other borrowings, and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company.  The effect of additional equity offerings may be the dilution of stockholders’ equity of the Company or the reduction of the price of shares of the Common Stock, or both.  The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be the following:

Classifications of  Investment Securities

The Company’s investment securities are classified as either trading securities or available-for-sale securities, as discussed in Note 2 to the financial statements.  Although all of the Company’s investment securities are carried on the balance sheets at fair value, the classification of the securities as trading or as available-for-sale determines whether changes in fair value are recorded immediately through current earnings, as they are for trading securities, or as adjustments to accumulated other comprehensive income (loss), which is a component of stockholders’ equity, as they are for available-for-sale securities.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

Valuations of Investment Securities

As noted above, all investment securities are carried on the balance sheets at fair value.  Some of the Company’s securities, particularly the equity securities, have readily determinable fair values based on quotes provided from recognized securities exchanges.  However, most of the Company’s fixed income securities have fair values determined by management with reference to price estimates provided by dealers in the securities, independent pricing services, and other sources.  Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

Accounting for Derivative Financial Instruments and Hedging Activities

The Company currently uses two types of derivative financial instruments, as discussed in Notes 2 and 5 to the financial statements.  Both types are used fundamentally for the purpose of hedging the Company’s exposure to interest rate risk, and both are carried at fair value on the balance sheets.  Forward contracts to sell U.S. Treasury securities are matched against a portion of the Company’s fixed income trading securities.  These contracts do not qualify for hedge accounting and, therefore, changes in fair values of these instruments are recorded immediately through current earnings.  Such changes tend to offset fair value changes in the opposite direction for the fixed income trading securities and help to reduce the volatility of periodic earnings.  Interest rate swap agreements are matched against a portion of the Company’s current and anticipated reverse repurchase agreements (borrowings), effectively fixing the rate of interest paid on those borrowings for longer durations.  These instruments qualify for hedge accounting and are considered to be cash flow hedges.  To the extent that periodic changes in fair values of the swap agreements are deemed to be the result of their effectiveness as hedges, such changes are recorded as adjustments to accumulated other comprehensive income, a component of stockholders’ equity, rather than to current earnings.  If the swaps no longer qualified as cash flow hedges (for example, if the terms of the swaps were not matched appropriately to the terms of the borrowings, if the swaps were terminated or sold, or if anticipated borrowings matched to the swaps were not in fact made) all or a portion of the swaps’ fair values could become adjustments to current earnings.

Accounting for Stock Options

The Company issues stock options to its Directors and to certain employees of the Manager.  The stock options issued to Directors are accounted for using the intrinsic-value method.  Because the options were issued with exercise prices no less than the market price of the common stock on the dates of grant, and because their other key terms are fixed, use of the intrinsic-value method results in the Company not recognizing compensation expense for these options.  Note 6 to the financial statements discloses the effects on recent earnings if these stock options were accounted for at fair value when granted and if compensation expense were recognized in periodic earnings over the vesting periods of the options.  If the terms of the options were to be changed, variable accounting might need to be used, and the Company might then need to begin recognizing compensation expense for these options.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s two primary components of market risk are interest rate risk and equity price risk as discussed below.

Interest Rate Risk

Effect on Net Income.  The Company invests in fixed-rate mortgage assets that are expected to be funded with short-term borrowings.  During periods of rising interest rates, the borrowing costs associated with funding such fixed-rate assets are subject to increase while the income earned on such assets may remain substantially unchanged.  This would result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. The Company may enter into derivative transactions seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of the Company’s mortgage assets.  If prepayments are slower or faster than assumed, the life of the mortgage assets will be longer or shorter which would reduce the effectiveness of the Company’s hedging techniques and may result in losses on such transactions.  Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. The hedging activity of the Company will also be limited by the asset and sources of income requirements applicable to the Company as a REIT.

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

Forward Contract Risk.  The Company may also enter in forward contracts to sell U.S. Treasury notes in addition to or instead of interest rate swap agreements.  These forward contracts are generally expected to mitigate the impact of rising interest rates on the fair value of the Company’s fixed income securities.  However, if the interest rate spread between mortgage securities and U.S. Treasury notes were to widen, the fair value of the Company’s portfolio would generally be expected to decline.  In addition, the use of forward contracts to sell U.S. Treasury notes generally does not directly impact borrowing costs in the same manner as interest rate swap agreements.  Therefore, the use of such forward contracts could result in net income volatility during periods of interest rate volatility.

The Company also invests in adjustable-rate mortgage assets that are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage asset’s interest rate can change during any given period, as well as the minimum rate payable.  The Company’s borrowings will not be subject to similar restrictions.  Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets are generally limited by caps.  This problem will be magnified to the extent the Company acquires mortgage assets that are not fully indexed.  Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings.  These factors could lower the Company’s net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company’s financial condition, cash flows and results of operations.

The Company intends to fund a substantial portion of its acquisitions of adjustable-rate mortgage assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage assets.  Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods, especially during the 1979-1982 and 1994 interest rate environments, when the spread between such indices was volatile.  During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s financial condition, cash flows and results of operations.

Prepayment rates generally increase when prevailing interest rates fall below the interest rates on existing mortgage assets.  In addition, prepayment rates generally increase when the difference between long-term and short-term interest rates declines.  Prepayments of mortgage assets could adversely affect the Company’s results of operations in several ways.  The Company anticipates that a substantial portion of its adjustable-rate mortgage assets may bear initial ‘‘teaser’’ interest rates that are lower than their ‘‘fully indexed’’ rates (the applicable index plus a margin).  In the event that such an adjustable-rate mortgage asset is prepaid prior to or soon after the time of adjustment to a fully indexed rate, the Company will have held the mortgage asset while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the expected life of the adjustable-rate mortgage asset.  In addition, the prepayment of any mortgage asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company’s net interest income by such amount.  Finally, in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flow and results of operations could be materially adversely affected.

Effect on Fair Value.  Another component of interest rate risk is the effect changes in interest rates will have on the market value of the Company’s assets.  This is the risk that the market value of the Company’s assets will increase or decrease at different rates than that of the Company’s liabilities including its hedging instruments.

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

	Fair Value for Scenario Shown
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest Rate Sensitive Instruments	$122,576	$130,023	$110,659

Change in Fair Value	$(7,447)	—	$(19,364)
Change as a Percent of Fair Value	(0.49)%	—	(1.29)%
Change as a Percent of Stockholders’ Equity as of December 31, 2001	(5.73)%	—	(14.89)%
Change on a Per Share Basis	$(0.48)	—	$(1.24)

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

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%
Equity Investments	$5,425	$6,028	$6,631

Change in Fair Value	$(603)	—	$603
Change as a Percent of Fair Value	(10)%	—	10%
Change as a Percent of Stockholders’ Equity as of December 31, 2001	(0.5)%	—	0.5%
Change on a Per Share Basis	(0.04)	—	0.04

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

The Company’s analysis of risks is based on management’s experience, estimates, models and assumptions.  These analyses rely on models of financial information which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by the Manager may produce results that differ significantly from the estimates and assumptions used in the Company’s models and the projected results shown in the above tables and in this report.  These analyses contain certain “forward-looking statements” and are subject to the Safe Harbor contained in the Private Securities Litigation Reform Act of 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the related notes, together with the Independent Auditors’ Report thereon, are set forth on pages F-3 through F-20 on this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed within 120 days from December 31, 2001 pursuant to general instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed within 120 days from December 31, 2001 pursuant to general instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed within 120 days from December 31, 2001 pursuant to general instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed within 120 days from December 31, 2001 pursuant to general instruction G(3).

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1).  Documents filed as part of this report:

The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•      Independent Auditors’ Report;

•      Balance Sheets as of December 31, 2001 and December 31, 2000;

•      Statements of Operations: Years Ended December 31, 2001, December 31, 2000 and December 31, 1999;

•      Statements of Stockholders’ Equity:  Years Ended December 31, 2001, December 31, 2000 and December 31, 1999;

•      Statements of Cash Flows: Years Ended December 31, 2001, December 31, 2000 and December 31, 1999; and

•      Notes to Financial Statements.

Item 14(a)(2).  Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 14(a)(3).  Exhibits:

The following exhibits are part of this Annual Report on Form 10-K and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

4.1

Articles of Amendment and Restatement of the Company, as filed with the State Department of Assessments and Taxation of Maryland on November 25, 1997, (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-36069, Amendment No. 3, filed November 21, 1997 and incorporated herein by reference).

4.2

Articles Supplementary relating to the Company’s Series A Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on July 26, 1999 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 30, 1999 and filed July 23, 1999, and incorporated herein by reference).

4.3

Form of Share Certificate for our common stock (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated June 30, 1999 and filed July 27, 1999, and incorporated herein by reference).

4.4	Amended and Restated Bylaws of the Company (previously filed as Exhibit 4.4 to the Company’s S-3 filed on November 27, 2001 and incorporated herein by reference).
4.5

Shareholder Rights Agreement between the Company and The Bank of New York, as Rights Agent (including as Exhibit B the form of Rights Certificate) (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 30, 1999 and filed July 27, 1999, and incorporated herein by reference).

10.1

Form of Management Agreement between the Company and TCW Investment Management Company (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-36069, Amendment No. 3, filed November 21, 1997 and incorporated herein by reference).

10.2

First Amendment to Management Agreement between the Company and TCW Investment Management Company dated December 16, 1998 (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 1998, filed March 31, 1999, and incorporated herein by reference).

10.3

Second Amendment to Management Agreement between the Company and TCW Investment Management Company entered into as of December 16, 1999 (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 1999, filed March 31, 2000, and incorporated herein by reference).

10.4

1997 Stock Option Plan, (previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-36069, Amendment No. 3, filed November 21, 1997 and incorporated herein by reference).

10.5

Amended and Restated 1997 Stock Option Plan, (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 1998, filed March 31, 1999 and incorporated herein by reference).

10.6*	Amended and Restated 1997 Stock Option Plan, as amended December 13, 2001.
23.1*	Deloitte & Touche LLP’s Independent Auditors’ Consent.
24.1*	Powers of Attorney.

* Filed herewith.

Item 14(b)  Reports on Form 8-K.

None.

GLOSSARY

As used in this Annual Report on Form 10-K, the capitalized and other terms listed below have the meanings indicated.

‘‘Affiliate’’ means, when used with reference to a specified person, any person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with the specified person.

‘‘Average Net Invested Capital’’ means the month end sum of (1) the Company’s total stockholders’ equity computed in accordance with generally accepted accounting principles plus (2) any unsecured debt that has been approved for inclusion by the Unaffiliated Directors at issuance plus or minus (3) an adjustment to exclude the impact of any unrealized gains, losses or other items that do not affect realized net income.

‘‘Average Net Worth’’ means for any period the arithmetic average of the sum of the gross proceeds from the offerings of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company’s retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, minus the cumulative amounts paid by the Company to repurchase its shares.

“Bankruptcy Code” means Title 11 of the United States Code, as amended

‘‘CMOs’’ means debt obligations (bonds) that are collateralized by Mortgage Loans or mortgage certificates other than Mortgage Derivative Securities and subordinated interests.  CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds.  Such bonds may be issued by United States government agencies or private issuers in one or more classes with fixed or variable interest rates, maturities and degrees of subordination that are characteristics designed for the investment objectives of different bond purchasers.

‘‘Code’’ means the Internal Revenue Code of 1986, as amended.

“COFI” is the 11th District Cost of Funds Index, the index made available monthly by the Federal Home Loan Bank Board of the cost of funds to members of the Federal Home Loan Bank 11th District.

“Committed Secured Borrowings” means (i) CMOs, (ii) structured commercial paper programs, (iii) secured term notes and (iv) other secured financing transactions that generally commit the lender to provide financing to the Company for a specified period of time or to provide financing to the Company to fund specific assets until they mature.

‘‘Common Stock’’ means the Company’s shares of Common Stock, $0.01 par value per share.

‘‘Company’’ means Apex Mortgage Capital, Inc., a Maryland corporation.

‘‘Conforming Mortgage Loans’’ means conventional Mortgage Loans that either comply with requirements for inclusion in credit support programs sponsored by Fannie Mae, FHLMC, or GNMA or are FHA or VA Loans, all of which are secured by first mortgages or deeds of trust on single-family (one to four unit) residences.

‘‘Dollar-Roll Agreement’’ means an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or substantially similar security on a specified future date.

‘‘ERISA’’ means the Employee Retirement Income Security Act of 1974, as amended.

‘‘ERISA Plan’’ means a pension, profit-sharing, retirement or other employee benefit plan that is subject to ERISA.

‘‘Fannie Mae’’ means the federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C., § 1716 et seq.), formerly known as the Federal National Mortgage Association.

‘‘FHA’’ means the United States Federal Housing Administration.

‘‘FHA Loans’’ means Mortgage Loans insured by the FHA.

‘‘FHLMC’’ means the Federal Home Loan Mortgage Corporation.

‘‘Foreign Holder’’ means a purchaser of the Common Stock that, for United States income tax purposes, is not a United States person.

‘‘GNMA’’ means the Government National Mortgage Association.

“High Credit Quality Mortgage Loans” means individual loans secured by residential real property that are either underwritten to credit standards that generally comply with the credit standards approved by Fannie, Freddie Mac or GNMA or pools of loans that have other credit support features that generally reduce the associated credit risk to that of investment grade securities.

‘‘High Quality’’ means either (i) securities that are rated investment grade or above by at least one of the Rating Agencies, or (ii) securities that are unrated but are obligations of the United States or obligations guaranteed by the United States government or an agency or instrumentality thereof.

‘‘Interest Only Derivatives’’ means Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest.

‘‘Inverse Floaters’’ means a class of CMOs with a coupon rate that moves inversely to a designated index, such as LIBOR or COFI.  Income floaters have coupon rates that typically change at a multiple of the changes at the relevant index rate.  Any rise in the index rate (as a consequence of an increase in interest rates) causes a drop in the coupon rate of an Inverse Floater while any drop in the index rate causes an increase in the coupon of an Inverse Floater.

‘‘Investment Company Act’’ means the Investment Company Act of 1940, as amended.

‘‘IRAs’’ means Individual Retirement Accounts.

‘‘IRS’’ means the Internal Revenue Service.

‘‘Keogh Plans’’ means H.R. 10 Plans.

‘‘LIBOR’’ means the London-Inter-Bank Offered Rate.

‘‘Management Agreement’’ means the agreement by and between the Company and the Manager whereby the Manager agrees to perform certain services to the Company in exchange for certain compensation.

‘‘Manager’’ means TCW Investment Management Company, a California corporation.

‘‘MBS Group’’ means the TCW Group’s Mortgage-Backed Securities Group.

“Mortgage-Backed Securities” means securities representing interests in, or secured by mortgages on residential real property that are not Mortgage Derivative Securities.

“Mortgage Derivative Securities” means mortgage backed securities that are (i) Interest Only Derivatives, (ii) Principal Only Derivatives, (iii) inverse interest only derivatives, (iv) Inverse Floaters and (v) other mortgage related derivative instruments.

‘‘Mortgage Loans’’ means Conforming and Nonconforming Mortgage Loans, FHA Loans and VA Loans.

“Mortgage Related Assets” means (i) Short-Term Investments, (ii) Mortgage-Backed Securities, (iii) High Credit Quality Mortgage Loans, (iv) Mortgage Derivative Securities and (v) Other Investments.

‘‘Net Income’’ means the taxable income of the Company before the Manager’s incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT, including a deduction for the Company’s interest expenses for borrowed funds, plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with generally accepted accounting principles.

‘‘Nonconforming Mortgage Loans’’ means conventional Mortgage Loans that do not conform to one or more requirements of Fannie Mae, FHA, FHLMC, GNMA or VA for participation in one or more of such agencies’ mortgage loan credit support programs, such as the principal amounts financed or the underwriting guidelines used in making the loan.

“Other Investments” means (i) equity and debt securities issued by other primarily mortgage related finance companies, (ii) interests in mortgage related collateralized bond obligations, (iii) other subordinated interests in pools of Mortgage Related Assets, (iv) commercial mortgage loans and securities, and (v) residential mortgage loans other than High Credit Quality Mortgage Loans.

‘‘Principal Only Derivatives’’ means Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal.

‘‘Qualified REIT Real Estate Assets’’ means pass-through certificates, Mortgage Loans, agency certificates, and other assets of the type described in Section 856(c)(5)(B) of the Code.

‘‘Qualified Temporary Investment Income’’ means income attributable to stock or debt instruments acquired with new capital of the Company received during the one-year period beginning on the day such proceeds were received.

‘‘Rating Agencies’’ means any nationally recognized rating agency.

‘‘REIT’’ means a real estate investment trust as defined under Section 856 of the Code.

‘‘REIT Provisions of the Code’’ means Sections 856 through 860 of the Code.

‘‘Return on Equity’’ means an amount calculated for any quarter by dividing the Company’s Net Income for the quarter by its Average Net Worth for the quarter.

‘‘Short-Term Investments’’ means short-term bank certificates of deposit, short-term United States Treasury securities, short-term United States government agency securities, commercial paper, repurchase agreements, short-term CMOs, short-term asset-backed securities, and other similar types of short-term investment instruments.

‘‘Tax-Exempt Entity’’ means a qualified pension, profit-sharing or other employee retirement benefit plans, Keogh plans, bank commingled trust funds for such plans, and IRAs, and other similar entities intended to be exempt from federal income taxation.

‘‘Taxable Income’’ means for any year the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

“Taxable REIT Subsidiary” means a corporation satisfying the requirements of Section 856(l) of the Code, and with respect to which the requirements of Section 856(c)(4)(B) of the Code are satisfied.

‘‘TCW’’ means The TCW Group, Inc.

‘‘TCW Group’’ means TCW and its subsidiaries and Affiliates.

‘‘Ten-Year U.S. Treasury Rate’’ means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S.  Treasury fixed interest rate securities (adjusted to a constant maturity of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company.  If the Company determines in good faith that the Ten-Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S.  Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company.

‘‘UBTI’’ means ‘‘unrelated trade or business income’’ as defined in Section 512 of the Code.

‘‘Unaffiliated Directors’’ means those directors that are not affiliated, directly or indirectly, with the Manager or the TCW Group, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or serving as an officer or director of the Manager or the TCW Group, and are not employed by or officers of the Company.

“Uncommitted Secured Borrowings” means (i) reverse repurchase agreements, (ii) lines of credit, (iii) Dollar-Roll Agreements, and (iv) other secured financing transactions that generally do not commit the lender to continue to provide financing to the Company.

‘‘United States Holder’’ means a purchaser of the Common Stock that, for United States income tax purposes, is a United States person (i.e., is not a Foreign Holder).

‘‘VA’’ means the United States Veterans Administration.

‘‘VA Loans’’ means Mortgage Loans partially guaranteed by the VA under the Serviceman’s Readjustment Act of 1944, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: March 31, 2002	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2002	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ Marc I. Stern		Chairman of the Board	March 31, 2002
Marc I. Stern
/s/ Jeffrey E. Gundlach		Vice Chairman of the Board Chief Investment Officer	March 31, 2002
Jeffrey E. Gundlach

/s/ Philip A. Barach		President,	March 31, 2002
Philip A. Barach		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter G. Allen*		Director	March 31, 2002
Peter G. Allen

/s/ John C. Argue*		Director	March 31, 2002
John C. Argue

/s/ John A. Gavin*		Director	March 31, 2002
John A. Gavin

/s/ Carl C. Gregory III*		Director	March 31, 2002
Carl C. Gregory III

*By:	/s/ Philip A. Barach
Philip A. Barach
Attorney-in-Fact

Apex Mortgage Capital, Inc.

Financial Statements

and

Independent Auditors’ Report

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2001

Apex Mortgage Capital, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
  Apex Mortgage Capital, Inc.

We have audited the accompanying balance sheets of Apex Mortgage Capital, Inc. (the ”Company”) as of December 31, 2001 and 2000 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Apex Mortgage Capital, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 8, 2002 (and March 5, 2002 as to Note 13)

Apex Mortgage Capital, Inc.

Balance Sheets

	December 31, 2001	December 31, 2000
Assets

Cash and cash equivalents	$4,330,000	$140,000
Fixed income trading securities, at fair value (Notes 3, 4 and 5)	437,954,000	—
Fixed income securities available-for-sale, at fair value (Notes 3, 4 and 5)	1,067,575,000	600,131,000
Equity securities available-for-sale, at fair value (Notes 3, 4 and 5)	6,028,000	9,068,000
Interest rate swaps, at fair value (Note 5)	4,620,000	—
Accrued interest receivable	8,580,000	3,734,000
Principal payments receivable	485,000	288,000
Receivable for unsettled securities	5,520,000	—
Other assets	333,000	712,000

	$1,535,425,000	$614,073,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements (Note 4)	$1,376,850,000	$545,434,000
Payable for unsettled securities	—	14,514,000
Accrued interest payable	975,000	569,000
Dividend payable	12,596,000	2,073,000
Forward contracts, at fair value (Note 5)	3,275,000	3,731,000
Deferred gain on interest rate swap contracts	—	2,546,000
Accrued expenses and other liabilities (Note 9)	11,699,000	823,000

	1,405,395,000	569,690,000
Commitments and contingencies (Note 10)

Stockholders’ Equity (Notes 6, 7 and 10)

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 15,555,500 (2001) and 5,753,000 (2000) shares outstanding	155,000	58,000
Additional paid-in-capital	175,802,000	82,800,000
Accumulated other comprehensive loss (Note 11)	(7,837,000)	(1,079,000)
Accumulated deficit	(38,090,000)	(37,396,000)

	130,030,000	44,383,000

	$1,535,425,000	$614,073,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

	Year Ended December 31
	2001	2000	1999
Interest Income:
Fixed income securities	$48,779,000	$42,618,000	$52,216,000
Cash and cash equivalents	112,000	216,000	301,000

Total interest income	48,891,000	42,834,000	52,517,000
Interest Expense	23,723,000	33,779,000	42,345,000

Net Interest Income	25,168,000	9,055,000	10,172,000

Dividend Income	815,000	1,139,000	2,387,000

Operating Income Before General and Administrative Expenses	25,983,000	10,194,000	12,559,000

General and Administrative Expenses:
Management fee (Note 9)	471,000	512,000	629,000
Incentive fee (Note 9)	634,000	—	1,714,000
Insurance	333,000	272,000	267,000
Professional fees	132,000	382,000	73,000
Directors’ fees	65,000	76,000	60,000
Non-employee stock options	4,000	95,000	287,000
Other	184,000	397,000	355,000

Total general and administrative expense	1,823,000	1,734,000	3,385,000

Operating Income, Net of General and Administrative Expenses	24,160,000	8,460,000	9,174,000

Net Gain (Loss) from Investment and Derivative Activities (Note 3)	(5,015,000)	(36,703,000)	1,938,000

Reclassification of Previously Unrealized Gains (Note 2)	1,742,000	—	—

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	20,887,000	(28,243,000)	11,112,000

Cumulative Effect of Change in Accounting Principle (Note 2)	(2,173,000)	—	—

Net Income (Loss)	$18,714,000	$(28,243,000)	$11,112,000

Net Income (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$2.89	$(4.91)	$1.93
Diluted	$2.85	$(4.91)	$1.92

Effect of Accounting Change Per Share:
Basic	$(0.30)	$—	$—
Diluted	$(0.30)	$—	$—

Net Income (Loss) Per Share:
Basic	$2.59	$(4.91)	$1.93
Diluted	$2.55	$(4.91)	$1.92

Weighted Average Number of Shares Outstanding:
Basic	7,235,000	5,753,000	5,753,000
Diluted	7,325,000	5,753,000	5,779,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Stockholders’ Equity

			Additional Paid-in Capital	Acccumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income / (Loss)

	Common Stock
	Shares	Amount
Balance, January 1, 1999	5,753,000	$58,000	$82,418,000	$6,689,000	$(1,135,000)	$88,030,000

Issuance of stock options to non-employees (Note 6)	—	—	287,000	—	—	287,000

Net income	—	—	—	—	11,112,000	11,112,000	$11,112,000

Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities (Note 11)	—	—	—	(37,111,000)	—	(37,111,000)	(37,111,000)

Net change in unrealized and deferred losses on forward contracts (Note 11)	—	—	—	3,909,000		3,909,000	3,909,000
Comprehensive loss	—	—	—	—	—	—	$(22,090,000)
Dividends declared	—	—	—	—	(10,186,000)	(10,186,000)
Balance, December 31, 1999	5,753,000	58,000	82,705,000	(26,513,000)	(209,000)	56,041,000

Issuance of stock options to non-employees (Note 6)	—	—	95,000	—	—	95,000

Net loss	—	—	—	—	(28,243,000)	(28,243,000)	$(28,243,000)

Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities (Note 11)	—	—	—	32,860,000	—	32,860,000	32,860,000

Net change in unrealized and deferred losses on forward contracts (Note 11)	—	—	—	(7,426,000)	—	(7,426,000)	(7,426,000)

Comprehensive loss	—	—	—	—	—		$(2,809,000)
Dividends declared	—	—	—	—	(8,944,000)	(8,944,000)
Balance, December 31, 2000	5,753,000	58,000	82,800,000	(1,079,000)	(37,396,000)	44,383,000

Issuance of common stock	9,802,500	97,000	92,998,000	—	—	93,095,000

Issuance of stock options to non-employees (Note 6)	—	—	4,000	—		4,000

Net income	—	—	—	—	18,714,000	18,714,000	$18,714,000

Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities (Note 11)	—	—	—	(23,793,000)	—	(23,793,000)	(23,793,000)

Net change in unrealized and deferred losses on forward contracts (Note 11)	—	—	—	12,236,000	—	12,236,000	12,236,000

Net change in unrealized gain on terminated interest rate swaps (Note 11)	—	—	—	179,000	—	179,000	179,000

Net change in unrealized gain on interest rate swaps classified as cash flow hedges (Note 11)	—	—	—	4,620,000	—	4,620,000	4,620,000

Comprehensive income							$11,956,000
Dividends declared	—	—	—	—	(19,408,000)	(19,408,000)
Balance, December 31, 2001	15,555,500	$155,000	$175,802,000	$(7,837,000)	$(38,090,000)	$130,030,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
Operating Activities:
Net income (loss)	$18,714,000	$(28,243,000)	$11,112,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	(4,189,000)	(2,559,000)	668,000
Net (gain) loss on investment and derivative activities	5,015,000	36,703,000	(1,938,000)
Cumulative effect of change in accounting principle	2,173,000	—	—
Reclassification of previously unrealized gains	(1,742,000)	—	—
Trading activities	135,650,000	—	—
Change in assets and liabilities:
Accrued interest receivable	(4,846,000)	2,520,000	(1,103,000)
Other assets	379,000	104,000	(239,000)
Accrued interest payable	406,000	(3,091,000)	(2,513,000)
Accrued expenses and other liabilities	10,876,000	163,000	(92,000)
Net cash provided by operating activities	162,436,000	5,597,000	5,895,000

Investing Activities:
Purchase of fixed income securities available-for-sale	(1,081,801,000)	(133,930,000)	(117,094,000)
Purchase of equity securities available-for-sale	—	—	(12,946,000)
Principal payments on fixed income securities available-for-sale	350,000	73,893,000	168,516,000
Proceeds from sales of fixed income securities available-for-sale	—	193,953,000	40,406,000
Proceeds from sales of equity securities	7,578,000	6,481,000	9,636,000
Net payments on closed forward contracts	—	(17,192,000)	—
Proceeds from terminated interest rate swaps	—	5,554,000	—
Net cash (used in) provided by investing activities	(1,073,873,000)	128,759,000	88,518,000

Financing Activities:
Net change in reverse repurchase agreements	831,416,000	(127,226,000)	(95,248,000)
Dividend distributions	(8,884,000)	(9,595,000)	(9,239,000)
Issuance of common stock	93,095,000
Net cash provided by (used in) financing activities	915,627,000	(136,821,000)	(104,487,000)

Net Increase (Decrease) in Cash and Cash Equivalents	4,190,000	(2,465,000)	(10,074,000)

Cash and Cash Equivalents at Beginning of Year	140,000	2,605,000	12,679,000

Cash and Cash Equivalents at End of Year	$4,330,000	$140,000	$2,605,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest Noncash investing and financing activities:	$24,339,00	$39,711,000	$44,970,000
Change in accumulated other comprehensive income	(6,758,000)	25,434,000	(33,202,000)
Change in principal payments receivable	(197,000)	3,249,000	2,600,000
Change in receivable for unsettled securities	5,520,000	—	—
Change in payable for unsettled securities	(14,514,000)	14,514,000	838,000
Change in dividends declared, not yet paid	10,523,000	2,073,000	2,724,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Notes to Financial Statements

Note 1 - The Company

Apex Mortgage Capital, Inc. (the “Company”) was incorporated in Maryland on September 15, 1997.  The Company commenced its operations of acquiring and managing a portfolio of mortgage-related assets on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company’s common stock.  The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its investments and the cost of its borrowings.  The Company is structured for tax purposes as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company has entered into a Management Agreement (the “Management Agreement”), as amended, with TCW Investment Management Company (the “Manager”), a wholly owned subsidiary of The TCW Group, Inc., under which the Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors.

Note 2 - Summary of Significant Accounting Policies snd Certain Risks

    Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.  The carrying amount of cash equivalents approximates their fair value.

    Investment Securities

Fixed income securities consist primarily of residential mortgage securities and other fixed income securities.  Equity securities consist primarily of equity securities issued by other real estate investment trusts.  All fixed income and equity securities are initially recorded at cost on the date they are purchased.  A majority of the Company’s securities are expected to qualify as real estate assets under the REIT Provisions of the Code.

Interest income on the Company’s mortgage securities and other fixed income securities is accrued based on the actual coupon rate and the outstanding principal amount.  Premiums and discounts are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.  Dividends on equity securities are recognized as income on their declaration dates.

When securities are deemed to have an other-than-temporary impairment, the cost basis of the securities is adjusted to their fair value on the impairment measurement date, and a corresponding charge to net loss from investment activities is made to the extent unrealized losses on such securities have not already been reflected in earnings.  The difference between the adjusted cost basis and the outstanding principal on impaired fixed income securities is accreted into income on the same basis as original discounts.

Securities are classified as either trading or available-for-sale.  Securities that management actively considers for near-term disposition because of earnings volatility associated with the interest-rate risk hedging strategies used in connection with those securities or for other reasons are classified as trading securities.  Other securities are classified as available-for-sale.  Trading securities are reported at fair value, and changes in fair value are reported in net gain (loss) from investment activities in the statements of operations.  Available-for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.  Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and included in net gain (loss) from investment and derivative activities.

    Derivatives and Hedging Transactions

The Company may enter into interest rate swaps and other financial instruments in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings.  The Company may also enter into forward contracts to sell U.S. Treasury securities and other financial instruments in order to mitigate the negative impact of rising interest rates on the fair value of its fixed income securities.   Such financial instruments are generally referred to as “derivatives.”

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001.  Adoption of SFAS No. 133 resulted in a transition adjustment of $2,173,000, shown as the cumulative effect of change in accounting principle on the statement of operations for the year ended December 31, 2001, to increase accumulated other comprehensive income and to decrease current earnings.  The net transition adjustment arose because forward contracts previously used to manage the effects of interest rate changes on fair values of fixed income available-for-sale securities and accounted for as hedges did not qualify for hedge accounting treatment under SFAS No. 133.  The net adjustment of $2,173,000 comprises $10,063,000 of unrealized gains on the investment securities whose values were hedged by forward contracts, $8,505,000 of deferred losses on previously closed forward contracts, and $3,731,000 of unrealized losses on open forward contracts.  Prior to adopting SFAS No. 133, the Company accounted for changes in fair values of the forward contracts through adjustments to accumulated other comprehensive income (loss).  Following adoption of SFAS No. 133, the Company recognizes changes in fair values of forward contracts as a component of net gain (loss) on investment and derivative activities in the statements of operations.

Also as a result of adopting SFAS No. 133, The Company reclassified deferred gains totaling $2,546,000 on terminated interest rate swaps previously designated as hedges of short-term borrowings from other liabilities to accumulated other comprehensive income (loss).  Deferred gains on terminated swaps are amortized into earnings over their original lives as adjustments to interest expense.

In conjunction with adopting SFAS No. 133, the Company reclassified $594,469,000 of its fixed income mortgage securities from the available-for-sale category to the trading category on January 1, 2001.  This change resulted in the reclassification of $1,742,000 of net unrealized gains from accumulated other comprehensive income (loss) to current earnings.  Such amount is reported as reclassification of previously unrealized gains on the statement of operations for the year ended December 31, 2001.

Under SFAS No. 133, all derivatives are recorded at fair value and presented as either assets or liabilities on the Company’s balance sheets.  As of December 31, 2001, the Company has interest rate swaps that qualify as cash flow hedges under SFAS No. 133.  Changes in fair values of the swaps are not reflected in current earnings, but are reflected in other comprehensive income.  To the extent changes in the fair value of the cash flow hedges are deemed to be due to ineffectiveness of the hedges, such changes are reflected in net gain (loss) on investment and derivative activities in the statements of operations.  However, the Company’s swaps outstanding at December 31, 2001 are generally deemed to be fully effective as hedges.

Notes 5 and 11 contain additional information about the Company’s derivative and hedging activities, including additional details about changes to accumulated other comprehensive income (loss) relating to the accounting changes summarized above.

   Stock-based Compensation

The Company grants stock options to its directors and to certain directors, officers and employees of the Manager, as discussed in Note 6.  Options granted to directors of the Company are accounted for using the intrinsic value method, and generally no compensation expense is recognized in the statements of operations for such options.  Options granted to persons other than directors (i.e., to non-employees) are accounted for using the fair value method; such options are measured at their fair value when they are granted and are recognized as general and administrative expense during the periods when the options vest and the related services are performed.

    Federal and State Income Taxes

The Company has elected to be taxed as a REIT and generally is not subject to federal and state taxes on its income to the extent it distributes annually 90% of its predistribution taxable income to stockholders and meets certain other asset, income and stock ownership tests.  Therefore, no provision for income taxes has been included in the financial statements.

    Net Income Per Share

Basic net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period.  Diluted net income per share includes the additional dilutive effect of outstanding stock options as calculated using the treasury stock method.

The weighted-average number of shares used as the denominator in the computation of diluted net income per share was 90,000 and 26,000 more than the number used in the computation of basic net income per share for 2001 and 1999, respectively.  Stock options that could potentially dilute net income per share in the future were not included in the computation of diluted net income per share in 2000 because they would have been antidilutive for that period.

    Interest Rate Risk

The principal risk affecting the Company’s net income, including operating earnings distributable as dividends to the Company’s stockholders under the REIT provisions of the Code, is interest rate risk.  The Company’s assets are principally fixed-rate mortgage securities with weighted-average maturities of several years or more (approximately 6.1 years as of December 31, 2001).  Such assets are funded primarily with short-term reverse repurchase agreements subject to repricing as they mature.  As noted above, the Company may engage in, and has engaged in, various hedging strategies to mitigate the effects of changes in interest rates.  The Company’s net income, distributable operating earnings, and net book value are highly dependent on its ability to manage interest rate risk, and on the availability of reverse repurchase agreements or similar forms of financing in the future.

   Credit Risk

The Company has limited its exposure to credit losses on its portfolio of fixed income securities by purchasing securities that are either rated “AAA” by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association (“GNMA”).  The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies.  In addition, the Company has the ability to purchase up to 10% of the portfolio in below-investment- grade securities.

The Company is also exposed to credit risk with respect to amounts due from counterparties to derivative financial instruments.  The Company has limited its exposure to credit losses on derivatives by entering into agreements only with nationally-recognized, highly-rated counterparties.

    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates most significant to the Company’s financial statements are related to the fair values of certain investment securities.  The majority of the Company’s fixed income securities are priced by management based on information obtained from national pricing services, market-makers in the securities, management’s knowledge about the markets for the securities, and other factors deemed by management to be significant.

   Recently Issued Accounting Standards

In 2001, the Company adopted the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but otherwise carries over most of the provisions of SFAS No. 125 without reconsideration.  The adoption of SFAS No. 140 had no immediate effect on the results of operations, financial position or cash flows of the Company.  The future effect, if any, will depend on whether the Company enters into any securitization transactions or other financial transactions to which SFAS No. 140 provisions may apply.

Recently-issued accounting standards required to be adopted by the Company in 2002 and future years are either not applicable to the Company or are not expected to have a material effect on the Company’s results of operations, financial position or cash flows, based on the current and anticipated nature of the Company’s operations.

Note 3 – Fixed Income and Equity Securities

At December 31, 2001, fixed income and equity securities consisted of the following:

	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
(in thousands)
Principal Amount	$432,630	$1,071,009	$5,145
Unamortized Premium (Discount)	(9,266)	11,044	(958)
Adjusted Cost	423,364	1,082,053	4,187
Gross Unrealized Gains	14,725	180	1,841
Gross Unrealized Losses	(135)	(14,658)	—
Fair Value	$437,954	$1,067,575	$6,028

At December 31, 2000, fixed income and equity securities consisted of the following:

	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
(in thousands)
Principal Amount	$—	$607,615	$13,016
Unamortized Premium (Discount)	—	(18,263)	(4,326)
Adjusted Cost	—	589,352	8,690
Gross Unrealized Gains	—	11,829	1,091
Gross Unrealized Losses	—	(1,050)	(713)
Fair Value	$—	$600,131	$9,068

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be substantially less.  Fixed-rate mortgage securities composed over 98% and 91% of the Company’s portfolio of fixed income securities at December 31, 2001 and 2000, respectively.  The expected average remaining maturity of the Company’s other fixed income securities at December 31, 2001 and 2000 was less than one year and less than two years, respectively.

Adjustable-rate mortgage securities composed approximately 1.1% and 6.5% of the Company’s portfolio of fixed income securities at December 31, 2001 and 2000, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.  At December 31, 2001 and 2000, the portion of adjustable-rate mortgage securities subject to periodic and lifetime caps had an average periodic cap equal to 2.0% per annum and an average lifetime cap equal to 11.3%.

During the year ended December 31, 2001, the Company reported a net loss on investment and derivative activities of $5,015,000 in the statement of operations.  This loss consisted of a net loss of $19,007,000 on closed forward contracts, a gain of $7,676,000 on the sale of $379,198,000 of fixed income trading securities, a gain of $3,076,000 on the sale of $7,578,000 of equity securities available-for-sale, and an unrealized gain of $3,240,000 on fixed income trading securities.  There were no sales of available-for-sale fixed income securities during 2001.

During the year ended December 31, 2000, the Company realized $741,000 and $6,536,000 in gross gains and losses, respectively, on the sale of $97,440,000 and $96,513,000 of fixed income securities available-for-sale, respectively.  During the year ended December 31, 1999, the Company realized $219,000 and $25,000 in gross gains and losses, respectively, on the sale of $5,684,000 and $34,722,000 of fixed income securities available-for-sale, respectively.  These gains and losses are components of net gain (loss) on investment and derivative activities for 2000 and 1999.

During the year ended December 31, 2000, the Company recorded an impairment adjustment of $18,284,000 on its fixed-rate mortgage securities, which is included in net loss on investment and derivative activities in the statement of operations.  The impairment adjustment represents an other-than-temporary decline in the fair value, as of September 30, 2000, of investments held that the Company no longer intended to hold.  A substantial portion of these investments were sold in the fourth quarter of 2000 and during 2001.

The net deferred loss and unrealized loss of $7,345,000 and $1,079,000, respectively, on forward contracts were reclassified from other comprehensive income into net loss on investment and derivative activities in the statement of operations during the year ended December 31, 2000 as part of the impairment charge recorded on the underlying assets being hedged.

During the year ended December 31, 2000, the Company realized $348,000 and $221,000 in gross gains and losses, respectively, on the sale of $3,419,000 and $3,062,000 of equity securities, respectively, which were classified as available-for-sale.  During the year ended December 31, 1999, the Company realized $1,916,000 and $10,000 in gross gains and losses, respectively, on the sale of $9,495,000 and $141,000 of equity securities, respectively, which were classified as available-for-sale.  These gains and losses are components of net gain (loss) on investment and derivative activities for 2000 and 1999.

At December 31, 2001, the Company held equity securities and senior unsecured notes issued by Dynex Capital, Inc. (“Dynex”) with fair market values of $158,000 and $4,550,000, respectively.  During the year ended December 31, 1999, Dynex suspended the payment of dividends on its preferred stock.  Accordingly, the Company is no longer recognizing dividend income on its equity investments in Dynex.  Dynex is currently paying interest on its senior notes.  Accordingly, the Company is recognizing interest income on the senior note investments issued by Dynex.  If Dynex were to suspend payment of interest on its senior notes, interest income recognized by the Company would be negatively impacted.  During the year ended

December 31, 2000, the Company recorded impairment adjustments of $3,368,000 and $958,000 on its Dynex preferred stock and common stock holdings, respectively, which are included in net loss on investment and derivative activities in the statement of operations.

For the years ended December 31, 2000 and 1999, net gain (loss) on investment and derivative activities also includes a realized gain of $172,000 from the sale of interest rate caps and a realized loss of $334,000 from expired forward contracts, respectively.

Note 4 - Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a maturity of 1.0 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $1,440,014,000.

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

For the year ended December 31, 2001, the average reverse repurchase agreement balance was $635,954,000 with a weighted average interest cost of  3.9%.  The maximum reverse repurchase agreement balance outstanding during the year ended December 31, 2001 was $1,376,850,000.

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

Note 5 – Derivative Financial Instruments and Hedging Activities

During the fourth quarter of 2001, the Company entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $850,000,000 of current and anticipated future borrowings under reverse repurchase agreements.

Interest Rate Swaps at December 31, 2001:

Current Notional Amount (000)	Average Fixed Rate	Floating Rate	Average Termination Date	Unrealized Gains (000)
$850,000	4.239%	1Mo LIBOR	3/3/2008	$4,620

Interest rate swaps were previously used for hedging purposes during 2000 and 1999, and were accounted for using the settlement method.  There were no interest rate swap agreements outstanding at December 31, 2000.  The Company paid $1,663,000 to, received $334,000 from, and paid $3,614,000 to swap counterparties during the years ended December 31, 2001, 2000 and 1999, respectively.  These amounts were recorded as adjustments to interest expense in the statements of operations.

During the year ended December 31, 2000, the Company terminated outstanding interest rate swap agreements with a combined notional amount of $386,213,000, which resulted in a deferred gain of $5,554,000.  The deferred gain is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements, and the remaining unamortized amount is included in accumulated other comprehensive income (loss) as of December 31, 2001.   During the years ended December 31, 2001 and 2000, $2,367,000 and $3,808,000, respectively, of the deferred gain was amortized.  The remaining deferred gain will be fully amortized by May 31, 2002.  During the years ended December 31, 2000 and 1999, $23,000 and $42,000, respectively of amortization was recognized from net losses on interest rate swaps terminated during 1999.

During the years ended December 31, 2001 and 2000, the Company entered into forward contracts to sell U.S. Treasury securities.  The contracts are utilized to hedge changes in fair values of the Company’s fixed income securities, including a portion of those securities reclassified as trading securities as of January 1, 2001, as discussed in Note 2.   Also see Note 2 for a discussion of the SFAS No. 133 transition adjustment recognized on January 1, 2001 relating to the forward contracts and the securities to which those contracts were matched.

At December 31, 2001 and 2000, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below:

As of December 31	Current Notional Amount ($000)	Average Termination Date	Net Unrealized Losses ($000)	Average Maturity of Underlying Securities
2001	$359,000	1/14/2002	$(3,275)	5.57 Years
2000	$575,000	1/19/2001	$(3,731)	2.99 Years

At December 31, 2001, the Company held $2,500,000 in cash as collateral from a swap counterparty.

Note 6 – Stock Option Plan

The Company has adopted a stock option plan (the ‘‘Amended and Restated 1997 Stock Option Plan’’) that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code, and non-qualified stock options, stock appreciation rights and dividend equivalent rights.  Stock options may be granted to directors of the Company (“employees”), and to the directors, officers and key employees of the Manager (“non-employees”).  The Manager is not eligible to be a recipient of options.

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

Information regarding stock option activity during the years ended December 31, 2001, 2000, and 1999 is as follows:

	Shares	Weighted Average Exercise Price
Options Outstanding at January 1 and December 31, 1999	570,000	$13.62

Granted During 2000	305,000	6.98
Options Outstanding at December 31, 2000	875,000	11.29

Granted During 2001	56,000	11.18
Exercised During 2001	(27,500)	6.98
Options Outstanding at December 31, 2001	903,500	$11.43

Information regarding stock options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted-average Contractual Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$6.98	277,500	9 years	$6.98	152,500	$6.98
$10.38	170,000	7 years	$10.38	170,000	$10.38
$11.18	56,000	10 years	$11.18	—	$—
$15.00	400,000	6 years	$15.00	400,000	$15.00
$6.98 - $15.00	903,500	7.3 years	$11.43	722,500	$12.22

Of the options outstanding summarized in the tables above, 502,000 are held by directors of the Company and the remainder are held by non-employees.  The Company recognized expense (included in other general and administrative expense) relating to options granted to non-employees of $4,000, $95,000, and $287,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

190,000 of the options summarized above have dividend equivalent rights that entitle each option holder to receive a cash payment equal to the dividends declared on the Company’s common stock multiplied by the number of options held until the options are exercised or expire. Dividends paid on options with dividend equivalent rights are charged to accumulated deficit in the balance sheet.

The following table presents the pro forma effects on net income (loss) and net income (loss) per share if compensation costs related to the employee stock options were measured using the fair value method as prescribed under SFAS No. 123, Accounting for Stock-based Compensation:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net (loss) income - as reported	$18,714,000	$(28,243,000)	$11,112,000
Net (loss) income - pro forma	$18,709,000	$(28,409,000)	10,611,000

Basic earnings per share - as reported	$2.59	$(4.91)	$1.93
Diluted earnings per share - as reported	$2.55	$(4.91)	$1.92
Basic earnings per share - pro forma	$2.59	$(4.94)	$1.84
Diluted earnings per share - pro forma	$2.55	$(4.94)	$1.84

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions (where dividend yield is shown as zero in the table, the options have dividend equivalent rights as discussed above, and the assumption of no dividends adjusts for that factor and increases the estimated fair value):

	Year Ended December 31, 2001	Year Ended December 31, 2000
Estimated fair value	$0.14 and $5.95	$0.04
Dividend yield	18% and 0%	20%
Volatility	30%	30%
Risk-free interest rate	5.27%	5.22%
Expected life	10	10

No options were granted during the year ended December 31, 1999.

Note 7 – Shareholders’ Rights Plan

On June 30, 1999, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Company common stock to stockholders of record at the close of business on July 30, 1999 (the “Record Date”).  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a Purchase Price of $50, subject to adjustment.  The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the “Rights Agreement”) between the Company and The Bank of New York, as Rights Agent.

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

Note 8 - Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company’s financial instruments.  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

	At December 31, 2001		At December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage-related securities	$1,500,077	$1,500,077	$594,469	$594,469

Equity securities	6,028	6,028	9,068	9,068

Other fixed income securities	5,452	5,452	5,662	5,662

Cash and cash equivalents	4,330	4,330	140	140

Accrued interest receivable and payable	7,605	7,605	3,165	3,165

Reverse repurchase agreements	1,376,850	1,376,850	545,434	545,434

Payable for unsettled securities	—	—	14,514,000	14,514,000

Receivable for unsettled securities	5,520	5,520	—	—

Interest rate swaps	4,620	4,620	—	—

Forward contracts	(3,275)	(3,275)	(3,731)	(3,731)

Substantially all the Company’s assets are carried at their fair values on the balance sheets. The Company bases its fair value estimates for mortgage-related securities, equity securities, other fixed income securities, interest rate swaps, and forward contracts primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available.  However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.  Cash and cash equivalents, interest receivable and payable, and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of those instruments.

Note 9 – Related Party Transactions

The Company pays the Manager annual base management compensation, payable monthly in arrears, equal to 3/4 of 1% of the Average Net Invested Capital as defined in the Management Agreement.  The Company recorded expense of $471,000, $512,000, and $629,000 in base management compensation to the Manager during the years ended December 31, 2001, 2000, and 1999, respectively.  The accrued liability for base management compensation, included in accrued expenses and other liabilities in the balance sheets, was $144,000 and $85,000 at December 31, 2001 and 2000, respectively.

The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, as defined in the Management Agreement, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity, as defined in the Management Agreement, equal to the ten-year U.S. Treasury rate plus 1%.  The Company recorded expense of $634,000 and $1,714,000 for incentive compensation to the Manager for the years ended December 31, 2001 and 1999, respectively.  No incentive compensation was incurred for the year ended December 31, 2000.  The accrued liability for incentive compensation, included in accrued expenses and other liabilities in the balance sheets, was $634,000 at December 31, 2001.  There was no accrued liability for incentive compensation at December 31, 2000.

The Company’s other fixed income investments include securities that are issued by special purpose entities that invest primarily in mortgage-related assets.  The Manager serves as the investment manager to these companies and is paid fees in connection with such services.  The Company does not anticipate paying any management fees directly to the Manager in connection with these investments.

Note 10 – Commitments and Contingencies

The Company’s Board of Directors has authorized a program to repurchase shares of the Company’s common stock.   As of December 31, 2001, the Company was authorized to repurchase an additional 552,900 shares of the Company’s common stock pursuant to this program.  Shares repurchased are retired immediately.  No shares were repurchased during 2001 or 2000.

The Management Agreement between the Company and the Manager may be renewed each year at the discretion of the Company’s Board of Directors, unless previously terminated by the Company or the Manager upon written notice. Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee, which may be significant. The termination or non-renewal fee shall be equal to the fair market value of the Management Agreement without regard to the Company’s termination right, as determined by an independent appraisal.  Neither the fair market value of the Management Agreement nor the various factors that an appraiser may find relevant in its determination of the fair market value can be determined at this time.  The fair market value of the Management Agreement will be affected by significant variables, including (i) the historical management fees paid to the Manager, (ii) any projections of future management fees to be paid to the Manager determined by the independent appraiser, (iii) the relative valuations of agreements similar to the Management Agreement and (iv) other factors, all of which may be unrelated to the performance of the Manager.  Similar management agreements have been valued at as much as eight times the historical annual fees paid under such agreements.  Any termination or non-renewal fee paid may be materially greater than eight times historical fees and the Company can provide no assurance at this time as to the amount of any such fee.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The following is a presentation of the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2001, 2000, and 1999, including the cumulative effects of the change in accounting principle relating to the adoption of SFAS No. 133 on January 1, 2001 (see Note 2), and other adjustments to reclassify amounts from accumulated other comprehensive income (loss) into the statements of operations during each year:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Unrealized Gains (Losses) on Available-for-Sale Securities:

Unrealized gains (losses) arising during the year	$(15,064,000)	$1,315,000	$(36,212,000)

Reclassification of impairment losses to net loss on investment and derivative activities	—	22,610,000	—

Reclassification of net (gains) losses resulting from securities sales to net gain (loss) on investment and derivative activities	3,076,000	8,935,000	(899,000)

Cumulative effect of change in accounting principle - SFAS No. 133 transition adjustment	(10,063,000)

Reclassification of net gains relating to reclassification of securities to trading	(1,742,000)
Net change in unrealized gains (losses) on available-for-sale securities	$(23,793,000)	$32,860,000	$(37,111,000)

Unrealized and Deferred Gains (Losses) on Forward Contracts:
Net deferred gain (loss) from forward contracts closed during the year	$—	$(16,860,000)	$3,909,000

Reclassification of impairment losses to net loss on investment and derivative activities	—	8,424,000	—

Reclassification of deferred losses included in interest income	—	346,000	—

Reclassification of net losses resulting from sales to net gain (loss) on investment and derivative activities	—	664,000	—

Cumulative effect of change in accounting principle - SFAS No. 133 transition adjustment	12,236,000	—	—
Net change in unrealized and deferred gains (losses) on forward contracts	$(12,236,000)	$(7,426,000	$3,909,000

Deferred Gain on Terminated Interest Rate Swaps:
Cumulative effect of change in accounting principle - SFAS No. 133 transition adjustment	$2,546,000	$—	$—

Reclassification for amortization into interest expense	(2,367,000)	—	—

Net change in deferred gain on terminated interest rate swaps	$179,000	$—	$—

Unrealized Gain on Interest Rate Swaps Classified as Cash Flow Hedges:

Net unrealized gain on interest rate swaps classified as cash flow hedges	$6,283,000	$—	$—

Reclassification for adjustments to interest expense	(1,663,000)	—	—
Net change in unrealized gain on interest rate swaps classified as cash flow hedges	$4,620,000	$—	$—

The following is a summary of the amounts included in accumulated other comprehensive income (loss) as of December 31, 2001 and 2000:

	As of December 31, 2001	As of December 31, 2000
Net unrealized gains (losses) on available-for-sale securities	$(12,636,000)	$11,157,000
Net deferred and unrealized gains (losses) on forward contracts	—	(12,236,000)
Net deferred gains on terminated interest rate swaps	179,000	—
Net unrealized gains on interest rate swaps classified as cash flow hedges	4,620,000	—
Accumulated Other Comprehensive Loss	$(7,837,000)	$(1,079,000)

Note 12 – Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (amounts are in thousands except per share amounts):

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$18,274	$9,833	$9,764	$11,020

Interest Expense	7,458	4,201	4,988	7,076
Net Interest Income	10,816	5,632	4,776	3,944

Net Gain (Loss) on Investment and Derivative Activities	(584)	2,409	(4,382)	(2,458)
Dividend Income	159	162	306	188

General and Administrative Expenses	(887)	(367)	(300)	(269)

Reclassification of Previously Unrealized Gains	—	—	—	1,742
Cumulative Effect of Change in Accounting Principle	—	—	—	(2,173)
Net (Loss) Income	$9,504	$7,836	$400	$974

Basic Net Income per Share	$0.82	$1.36	$0.07	$0.17

Diluted Net Income per Share	$0.81	$1.34	$0.07	$0.17
Average Number of Shares Outstanding:
Basic	11,631	5,753	5,753	5,753

Diluted	11,739	5,846	5,819	5,783

Dividends Declared Per Share	$0.80	$0.40	$0.40	$0.35

	Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$10,224	$9,580	$10,893	$12,137
Interest Expense	7,901	7,600	8,590	9,688
Net Interest Income	2,323	1,980	2,303	2,449

Net Gain (Loss) on Investment and Derivatives Activities (1)	741	(29,912)	(7,532)	—
Dividend Income	230	185	354	370
General and Administrative Expenses	(290)	(680)	(241)	(523)
Net (Loss) Income	$3,004	$(28,427)	$(5,116)	$2,296

Basic Net Income per Share	$0.52	$(4.94)	$(0.89)	$0.40

Diluted Net Income per Share	$0.52	$(4.94)	$(0.89)	$0.40

Average Number of Shares Outstanding:
Basic	5,753	5,753	5,753	5,753

Diluted	5,753	5,753	5,753	5,753

Dividends Declared Per Share	$0.35	$0.35	$0.35	$0.46

(1)  For the quarter ended September 30, 2000, the loss of $29,912,000 consisted of an impairment charge on certain fixed-rate mortgage securities that may be sold prior to maturity of $21,652,000, the recognition of the associated unrealized loss and deferred hedging losses on the impaired assets of $8,425,000, and $165,000 of net gains on the sale of $1,393,000 equity securities that were classified as available-for-sale.

Note 13 - Subsequent Events

On March 5, 2002, the Company issued 9,200,000 shares of common stock in a follow-on public offering.  The Company received proceeds (net of underwriting discounts and commissions) of $91,908,000 from this offering.  The Company leveraged the new equity by entering into additional reverse repurchase agreements, and used the combined proceeds from the offering and the new borrowings primarily to purchase additional mortgage-related securities.

On February 22, 2002, the Board of Directors of the Company declared a dividend of $0.50 per common share for the first quarter of 2002, payable on April 26, 2002 to stockholders of record on March 28, 2002.