Form 10-Q
period 2002-03-31
APEX MORTGAGE CAPITAL INC
filed 2002-05-15
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:        MARCH 31, 2002

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

                Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	24,797,000 as of May 10, 2002

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Apex Mortgage Capital, Inc.

Balance Sheets
(Unaudited)

	March 31, 2002	December 31, 2001
Assets

Cash and cash equivalents	$7,432,000	$4,330,000
Fixed income trading securities, at fair value (Note 3)	703,973,000	437,954,000
Fixed income securities available-for-sale, at fair value (Note 3)	1,741,696,000	1,067,575,000
Equity securities available-for-sale, at fair value (Note 3)	4,882,000	6,028,000
Forward contracts, at fair value (Note 5)	2,860,000	—
Interest rate swaps, at fair value (Note 5)	22,107,000	4,620,000
Accrued interest receivable	14,302,000	8,580,000
Principal payments receivable	424,000	485,000
Receivable for unsettled securities	100,199,000	5,520,000
Other assets	442,000	333,000

	$2,598,317,000	$1,535,425,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements (Note 4)	$2,351,750,000	$1,376,850,000
Accrued interest payable	2,674,000	975,000
Dividend payable	12,476,000	12,596,000
Forward contracts, at fair value (Note 5)	—	3,275,000
Accrued expenses and other liabilities	16,914,000	11,699,000

	2,383,814,000	1,405,395,000

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 24,762,000 (2002) and 15,555,500 (2001) shares outstanding	248,000	155,000
Additional paid-in-capital	267,531,000	175,802,000
Accumulated other comprehensive loss	(12,438,000)	(7,837,000)
Accumulated deficit	(40,838,000)	(38,090,000)

	214,503,000	130,030,000

	$2,598,317,000	$1,535,425,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Interest Income:
Fixed income securities	$27,254,000	$10,978,000
Cash and cash equivalents	55,000	42,000

Total interest income	27,309,000	11,020,000
Interest Expense	12,705,000	7,076,000

Net Interest Income	14,604,000	3,944,000

Dividend Income	126,000	188,000

Operating Income Before General and Administrative Expenses	14,730,000	4,132,000

General and Administrative Expenses:
Management fee	319,000	88,000
Incentive fee	2,650,000	—
Insurance	83,000	83,000
Professional fees	27,000	23,000
Directors’ fees	22,000	15,000
Non-employee stock options	27,000	1,000
Other	170,000	59,000

Total general and administrative expense	3,298,000	269,000

Operating Income, Net of General and Administrative Expenses	11,432,000	3,863,000

Net (Loss) from Investment and Derivative Activities (Note 3)	(1,704,000)	(2,458,000)

Reclassification of Previously Unrealized Gains	—	1,742,000

Net Income Before Cumulative Effect of
Change in Accounting Principle	9,728,000	3,147,000

Cumulative Effect of Change in Accounting Principle	—	(2,173,000)

Net Income	$9,728,000	$974,000

Net Income Per Share Before Cumulative Effect of
Change in Accounting Principle:
Basic	$0.53	$0.55
Diluted	$0.53	$0.54

Effect of Accounting Change Per Share:
Basic	$—	$(0.38)
Diluted	$—	$(0.37)

Net Income Per Share:
Basic	$0.53	$0.17
Diluted	$0.53	$0.17

Weighted Average Number of Shares Outstanding:
Basic	18,315,861	5,753,000
Diluted	18,427,683	5,783,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Income / (Loss)

Balance, December 31, 2001	15,555,500	$155,000	$175,802,000	$(7,837,000)	$(38,090,000)	$130,030,000

Issuance of common stock	9,206,500	93,000	91,702,000	—	—	91,795,000

Issuance of stock options to non-employees	—	—	27,000	—	—	27,000

Net income	—	—	—	—	9,728,000	9,728,000	$9,728,000

Other comprehensive income (loss):
Net change in unrealized (loss) on available-for-sale securities	—	—	—	(21,967,000)	—	(21,967,000)	(21,967,000)

Net change in deferred gain on terminated interest rate swaps	—	—	—	(121,000)	—	(121,000)	(121,000)

Net change in unrealized gain on interest rate swaps classified as cash flow hedges	—	—	—	17,487,000	—	17,487,000	17,487,000

Comprehensive income							$5,127,000

Dividends declared	—	—	—	—	(12,476,000)	(12,476,000)

Balance, March 31, 2002	24,762,000	$248,000	$267,531,000	$(12,438,000)	$(40,838,000)	$214,503,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Cash Flows
(Unaudited)

	For the Quarter	For the Quarter
	Ended	Ended
	March 31, 2002	March 31, 2001

Operating Activities:
Net income	$9,728,000	$974,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	(81,000)	(1,730,000)
Net loss on investment and derivative activities	1,704,000	2,458,000
Cumulative effect of change in accounting principle	—	2,173,000
Reclassification of previously unrealized gains	—	(1,742,000)
Trading activities	(273,846,000)	(6,336,000)
Change in assets and liabilities:
Accrued interest receivable	(5,722,000)	(9,000)
Other assets	(109,000)	75,000
Accrued interest payable	1,699,000	83,000
Accrued expenses and other liabilities	5,215,000	(125,000)
Net cash (used in) operating activities	(261,412,000)	(4,179,000)

Investing Activities:
Purchase of fixed income securities available-for sale	(810,655,000)	—
Proceeds from sales of fixed income securities available-for-sale	5,520,000	—
Proceeds from sales of equity securities	1,117,000	—
Principal payments on fixed income securities available-for-sale	14,374,000	—
Net cash (used in) investing activities	(789,644,000)	—

Financing Activities:
Net change in reverse repurchase agreements	974,900,000	10,313,000
Dividend distributions	(12,537,000)	(2,035,000)
Issuance of common stock	91,795,000	—
Net cash provided by financing activities	1,054,158,000	8,278,000

Net Increase in Cash and Cash Equivalents	3,102,000	4,099,000

Cash and Cash Equivalents at Beginning of Period	4,330,000	140,000

Cash and Cash Equivalents at End of Period	$7,432,000	$4,239,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,006,375	$8,146,000
Noncash investing and financing activities:

Change in accumulated other comprehensive income	(4,601,000)	4,275,000

Change in principal payments receivable	61,000	288,000

Change in receivable for unsettled securities	(94,679,000)	—

Change in dividends declared, not yet paid	(120,000)	2,111,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies and Certain Risks

Overview

Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2001, unless otherwise noted.   Certain reclassifications may have been made to the prior period financial statements to conform to the current period presentation.

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

Under SFAS No. 133, all derivatives are recorded at fair value and presented as either assets or liabilities on the Company’s balance sheets.  As of March 31, 2002, the Company has interest rate swaps that qualify as cash flow hedges under SFAS No. 133.  Changes in fair values of the swaps are not reflected in current earnings, but are reflected in other comprehensive income.  To the extent changes in the fair value of the cash flow hedges are deemed to be due to ineffectiveness of the hedges, such changes are reflected in net gain (loss) on investment and derivative activities in the statements of operations.  However, the Company’s swaps outstanding at March 31, 2002 are deemed to be fully effective as hedges.

Note 3 — Fixed Income and Equity Securities

At March 31, 2002, fixed income and equity securities consisted of the following:

		Fixed Income
(in thousands)	Fixed Income	Securities	Equity Securities
	Trading Securities	Available-For-Sale	Available-For-Sale
Principal Amount	$703,229	$1,759,259	$4,370
Unamortized Premium (Discount)	(6,363)	18,513	(958)
Adjusted Cost	696,866	1,777,772	3,412
Gross Unrealized Gains	12,547	—	1,470
Gross Unrealized Losses	(5,440)	(36,076)	—
Fair Value	$703,973	$1,741,696	$4,882

At December 31, 2001, fixed income and equity securities consisted of the following:

		Fixed Income
	Fixed Income	Securities	Equity Securities
(in thousands)	Trading Securities	Available-For-Sale	Available-For-Sale
Principal Amount	$432,630	$1,071,009	$5,145
Unamortized Premium (Discount)	(9,266)	11,044	(958)
Adjusted Cost	423,364	1,082,053	4,187
Gross Unrealized Gains	14,725	180	1,841
Gross Unrealized Losses	(135)	(14,658)	—
Fair Value	$437,954	$1,067,575	$6,028

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be substantially less.  Fixed-rate mortgage securities composed over 98% of the Company’s portfolio of fixed income securities at March 31, 2002 and December 31, 2001.  The expected average remaining maturity of the Company’s other fixed income securities at March 31, 2002 and December 31, 2001 was less than one year.

Adjustable-rate mortgage securities composed approximately 0.6% and 1.1% of the Company’s portfolio of fixed income securities at March 31, 2002 and December 31, 2001, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.  At March 31, 2002 and December 31, 2001, the portion of adjustable-rate mortgage securities subject to periodic and lifetime caps had an average periodic cap equal to 2.0% per annum and an average lifetime cap equal to 11.3%.

During the quarter ended March 31, 2002, the Company reported a net loss on investment and derivative activities of $1,704,000 in the statement of operations.  This loss consisted of a net loss of $481,000 on closed forward contracts, a loss of $232,000 on the sale of $99,881,000 of fixed income securities classified as available-for-sale, a gain of $17,000 on the sale of $6,535,000 of fixed income trading securities, a gain of $341,000 on the sale of $1,117,000 of equity securities available-for-sale, and an unrealized loss of $1,349,000 on fixed income trading securities.

During the quarter ended March 31, 2001, the Company reported a net loss on investment and derivative activities of $2,458,000 in the statement of operations.  This loss was the result of  $9,082,000 in losses on closed forward contracts, $3,444,000 in gains on the sale of $142,809,000 of fixed income trading securities and reported gains of $3,180,000 from the net increase in fair market value of fixed income trading securities.

Note 4 - Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR.

At March 31, 2002, the Company had outstanding $2,351,750,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.87% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $2,432,624,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a maturity of 1.0 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $1,440,014,000.

Note 5 — Derivative Financial Instruments and Hedging Activities

The Company has entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $1,500,000,000, as of March 31, 2002, of current and anticipated future borrowings under reverse repurchase agreements.

Interest Rate Swaps at March 31, 2002:

			Average	Unrealized
Current	Average		Termination	Gains
Notional Amount (000)	Fixed Rate	Floating Rate	Date	(000)

$1,500,000	4.374%	1Mo LIBOR	12/7/2007	$22,107

Interest Rate Swaps at December 31, 2001:

			Average	Unrealized
Current	Average		Termination	Gains
Notional Amount (000)	Fixed Rate	Floating Rate	Date	(000)

$850,000	4.239%	1Mo LIBOR	3/3/2008	$4,620

During the year ended December 31, 2000, the Company terminated outstanding interest rate swap agreements with a combined notional amount of $386,213,000, which resulted in a deferred gain of $5,554,000.  The deferred gain is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements, and the remaining unamortized amount is included in accumulated other comprehensive income (loss) as of December 31, 2001.   During the quarters ended March 31, 2002 and 2001, $121,000 and $1,152,000, respectively, of the deferred gain was amortized.  The remaining deferred gain will be fully amortized by May 31, 2002.

At March 31, 2002, the Company held $7,500,000 in cash as collateral from a swap counterparty.

At December 31, 2001, the Company held $2,500,000 in cash as collateral from a swap counterparty.

At March 31, 2002, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below:

Current	Average	Net Unrealized	Average Maturity of
Notional Amount	Termination	Gains	Underlying
($000)	Date	($000)	Securities

$625,000	4/16/2002	$2,860	5.45 Years

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below:

Current	Average	Net Unrealized	Average Maturity of
Notional Amount	Termination	Losses	Underlying
($000)	Date	($000)	Securities

$359,000	1/14/2002	($3,275)	5.57 Years

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K previously filed with the SEC.

SAFE HARBOR/FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believes” or the negatives thereof or other variations thereon or comparable terminology.  Discussed below are some important factors that would cause actual results to differ materially from those in any forward-looking statements, including changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the Company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among others.  In addition, the degree of risk is increased by the Company’s leveraging of its assets.  For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see “Principal Risks and Special Considerations”, “Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” in the Company’s annual report on Form 10-K for the year ended December 31, 2001.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

         The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the “Manager”), subject to the direction and oversight of the Company’s Board of Directors.  A majority of the Board of Directors are unaffiliated with The TCW Group, Inc.  (‘‘TCW’’ and, together with its subsidiaries and affiliates, the ‘‘TCW Group’’) or the Manager.  The Manager is a wholly-owned subsidiary of TCW.  The Manager was established in 1987 and the TCW Group began operations in 1971 through one of its affiliates.  The Company’s investment management team are selected members of the TCW Group’s Mortgage-Backed Securities Group (the ‘‘MBS Group’’), all of whom have over thirteen years of experience in raising and managing mortgage capital.  The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager’s current business operations, among other reasons. The Manager’s key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of mortgage related assets.

RECENT EVENTS

                Dividend Declaration.  On February 19, 2002, the Company’s Board of Directors declared a dividend distribution of $0.50 per common share.  The dividend was paid on April 26, 2002, to stockholders of record on March 28, 2002.

                On March 5, 2002, the Company issued 9,200,000 shares of common stock in a follow on public offering.  The Company received proceeds (net of underwriting discounts, commissions and other expenses) of $91,795,000 from this offering.  The Company leveraged the new equity by entering into additional reverse repurchase agreements, and used the combined proceeds from the offering and the new borrowings primarily to purchase additional mortgage-related securities.

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

THE MANAGEMENT AGREEMENT

         The Company has renewed its Management Agreement with the Manager for a one year term ending on December 31, 2002.  The Manager is primarily involved in two activities: (i) asset/liability management—acquisition, financing, hedging, management and disposition of mortgage related assets, including credit and prepayment risk management; and (ii) capital management—oversight of the Company’s structuring, analysis, capital raising and investor relations activities.  In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of mortgage related assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company’s mortgage related assets and provides certain administrative and managerial services in connection with the operation of the Company.  The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company’s Board of Directors.  The Manager is required to prepare regular reports for the Company’s Board of Directors that will review the Company’s acquisitions of mortgage related assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company’s Board of Directors.

         At all times, the Manager is subject to the direction and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.  The Manager is responsible for the day-to-day operations of the Company.

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

POLICIES

The Company’s current investment policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2001.

FINANCIAL CONDITION

Fixed Income Securities

At March 31, 2002 and December 31, 2001, the Company held $2,445,669,000 and $1,505,529,000 of fixed income securities, respectively.  The original maturity of a significant portion of the fixed income securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of fixed income securities held listed by security type (dollars in thousands):

	March 31, 2002		December 31, 2001
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Mortgage Securities:
Adjustable Rate (1)	$14,683	0.60%	$16,196	1.08%
Fixed Rate	2,425,829	99.19%	1,483,881	98.56%
Other Fixed Income Securities	5,157	0.21%	5,452	0.36%
Totals	$2,445,669	100.00%	$1,505,529	100.00%

 (1)    At March 31, 2002 and December 31, 2001, the interest rate indices for 98% and 2% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the fixed income securities held by the Company at March 31, 2002 (dollars in thousands):

		Par as a				Weighted
		Percent of	Adjusted	Market	Current	Average
Security Type	Par Amount	Category	Cost Basis	Price	Coupon	Life (1)

20 Year Agency Pass-throughs	$169,367	6.88%	96.88%	101.18%	6.50%	4.2
30 Year Agency Pass-throughs	2,196,370	89.19%	101.14%	99.32%	6.50%	8.1
AAA CMOs	71,914	2.92%	95.59%	101.56%	6.68%	3.2
Total Fixed Rate Holdings	2,437,651	98.99%	100.68%	99.52%	6.50%	7.7

Other Fixed Income Securities	10,400	0.42%	58.42%	49.59%	13.32%	0.5
Adjustable Rate Holdings	14,437	0.59%	98.65%	101.71%	6.48%	1.0

Category Total	$2,462,488	100.00%	100.49%	99.32%	6.53%	7.6

The following table shows various weighted average characteristics of the fixed income securities by the Company at December 31, 2001 (dollars in thousands):

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

Equity Securities

At March 31, 2002 and December 31, 2001 the Company held $4,882,000 and $6,028,000 of equity securities, respectively.  Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At March 31, 2002, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	$122	$264
Total Common Stock		122	264

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	388	3,290	4,618
Total Convertible Preferred Stock		3,290	4,618

Total Equity Securities		$3,412	$4,882

At December 31, 2001, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	$122	$158
Total Common Stock		122	158

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	480	4,065	5,870
Total Convertible Preferred Stock		4,065	5,870

Total Equity Securities		$4,187	$6,028

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

The Company utilizes interest rate swap agreements as a tool to manage interest rate risk.  Under the swap agreements, the Company receives a floating rate and pays a fixed rate.  The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under reverse repurchase agreements to mitigate the potential effect on cash flows and net interest income of rising interest rates by effectively fixing the rate paid on the matched borrowings over the life of the contract.  In the absence of such financial instruments, interest expense on reverse repurchase agreements and similar short-term borrowings, which mature and reprice frequently, can increase faster than the Company can adjust its interest-earning assets and increase interest income, because the Company’s mortgage related securities generally have much longer maturities and have fixed rates of interest.

The interest rate swap agreements entered into by the Company are classified as cash flow hedges for accounting purposes, and meet the requirements of SFAS No. 133 for such classification.  Therefore, changes in the fair value of the agreements are reported in accumulated other comprehensive income, a component of stockholders’ equity, and do not affect net income in the period of the change.  Periodic exchanges of cash flows with the counterparties to the agreements are recorded as adjustments to interest expense.  If the Company were to terminate the swap agreements prior to their contractual termination dates, or change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreements, the agreements might no longer qualify for hedge accounting treatment.  In that case, changes in their fair values would affect net income.

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

At March 31, 2002, the Company had entered into interest rate swap agreements summarized below.

Current				Average	Unrealized
Notional Amount	Weighted	Average		Termination	Gains
(000)	Average Life	Fixed Rate	Floating Rate	Date	(000)

$1,500,000	4.5 years	4.374%	1Mo LIBOR	12/7/2007	$22,107

At December 31, 2001, the Company had entered into interest rate swap agreements summarized below.

Current				Average	Unrealized
Notional Amount	Weighted	Average		Termination	Gains
(000)	Average Life	Fixed Rate	Floating Rate	Date	(000)

$850,000	6.6 years	4.239%	1Mo LIBOR	3/3/2008	$4,620

At various times the Company has used forward contracts to sell U.S. Treasury securities as a means to mitigate the effect of rising interest rates on the fair value of its mortgage related securities.   The fair values of these forward contracts generally move in the opposite direction of the fair values of the mortgage related securities, and approximately in the same proportion when the maturities and other terms are appropriately matched.   When interest rates rise, the fair value of the Mortgage Related securities declines, but the increasing fair values of the forward contracts help to preserve net asset value relative to the changing fair value of the short-term borrowings used to fund them.

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

At March 31, 2002, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current		Fair Value of	Average	Unrealized
Notional Amount	Average Contract	Contracts	Termination	Gains (Losses)
(000)	Price	(000)	Date	(000)

$625,000	102.712	$639,093	4/16/2002	$2,860

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current		Fair Value of	Average	Unrealized
Notional Amount	Average Contract	Contracts	Termination	Gains (Losses)
(000)	Price	(000)	Date	(000)

$359,000	100.825	$365,235	1/14/2002	($3,275)

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

At March 31, 2002, the Company had outstanding $2,351,750,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.87% and a maturity of 1.0 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $2,432,624,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a maturity of 1.0 months.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $1,440,014,000.

The Company had $32,064,000 and $28,545,000 of other liabilities at March 31, 2002 and December 31, 2001, respectively, consisting primarily of accrued interest payable, dividend payable, and accrued expense and other liabilities at March 31, 2002 and accrued interest payable, unrealized loss on forward contracts and accrued expenses and other liabilities at December 31, 2001.  The Company anticipates settling all other liabilities within one year.

Results of Operations  for the Three Months Ended March 31, 2002

Overview

For the three months ended March 31, 2002, the Company’s net income was $9,728,000, or $0.53 per common share on a basic and diluted basis, based on a weighted common average of 18,315,861 and 18,427,683 shares outstanding, respectively.  That compares to net income of $974,000, or $0.17 per common share on both a basic basis and diluted basis, based on a weighted average of 5,753,000 and 5,783,000 shares outstanding for the three months ended March 31, 2001.  The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

Net Interest Income

Net interest income for the three months ended March 31, 2002 was $14,604,000 consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements compared to $3,944,000 for the three months ended March 31, 2001.  The Company reported dividend income of $126,000 from dividends on equity investments for the three months ended March 31, 2002 compared to $188,000 for the three months ended March 31, 2001.

          The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended		For the Quarter Ended
	March 31, 2002		March 31, 2001
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Interest Earning Assets:
Mortgage Securities	$1,673,427	6.48%	$577,232	7.39%
Other Fixed Income Assets	6,157	9.63%	6,699	18.98%
Cash and Cash Equivalents	9,273	2.37%	3,343	5.03%
Total Interest Earning Assets	1,688,857	6.47%	587,274	7.51%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	1,570,692	3.24%	562,610	5.03%

Net Interest Earning Assets and Spread	$118,165	3.23%	$24,664	2.48%

The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities (dollars in thousands):

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended		For the Quarter Ended
	March 31, 2002		March 31, 2001
Effective
	Average	Dividend	Average	Dividend
	Balance	Yield	Balance	Yield

Equity securities	$4,519	4.07%	$13,082	5.75%

Following is a table that shows the approximate amounts of the change in interest income and expense between 2002 and 2001 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes.

RATE / VOLUME TABLE

(Dollars in thousands)

	Three Months Ended March 31,
	2002 compared to 2001
	Total	Changes Due to
	Change	Volume (1)	Rates (1)
Interest-Earning Assets
Fixed Income Securities	$16,276	$20,598	$(4,325)
Cash and Cash Equivalents	13	(149)	124

Total Interest Income	$16,289	$20,449	$(4,201)

Interest-Bearing Liabilities
Reverse Repurchase Agreements	$5,629	$12,682	$(7,053)

Total Interest Expense	$5,629	$12,682	$(7,053)

Change in Net Interest Income	$10,660	$7,767	$2,852

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counter-parties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the quarter ended March 31, 2001, interest expense was decreased by $1,152,000 from amortization of deferred gains on terminated swap contracts.  During the quarter ended March 31, 2002, interest expense was increased by $5,691,000 paid to swap counterparties and decreased by $121,000 from amortization of deferred gains on terminated swap contracts.

General and Administrative Expenses

The Company incurred operating expenses of $3,298,000 for the three months ended March 31, 2002 consisting of management fees, incentive fees, professional, insurance and other expenses compared to $269,000 for the three months ended March 31, 2001.

The primary reasons for the higher operating expenses in first quarter 2002 compared to first quarter 2001 were that management fees, especially incentive fees, were much higher because of substantially improved operating income.  Also, the recently completed stock offerings resulted in additional capital and an increase in the Company’s investment portfolio which yielded higher net operating income compared to prior periods .

Net Gain (Loss) on Investment and Derivative Activities

During the quarter ended March 31, 2002, the Company reported a net loss on investment and derivative activities of $1,704,000 in the statement of operations.  This loss consisted of a net loss of $481,000 on closed forward contracts, a loss of $232,000 on the sale of $99,881,000 of fixed income securities available-for-sale, a gain of $17,000 on the sale of $6,535,000 of fixed income trading securities, a gain of $341,000 on the sale of $1,117,000 of equity securities available-for-sale, and an unrealized loss of $1,349,000 on trading securities.

During the quarter ended March 31, 2001, the Company realized $3,444,000 in gains on the sale of $142,809,000 of fixed income securities, reported gains of $3,180,000 from the net increase in fair market value of fixed income securities held for trading and realized $9,082,000 in losses on closed forward contracts.

Accounting Changes

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

No such accounting changes were made during the quarter ended March 31, 2002.

Liquidity and Capital Resources

The Company’s primary sources of funds as of March 31, 2002 and December 31, 2001, consisted of reverse repurchase agreements totaling $2,351,750,000 and $1,376,850,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At March 31, 2002, the Company had borrowing arrangements with over twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

The Company will also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on the mortgage assets, for liquidity.

The Company believes that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet anticipated liquidity requirements.  If the Company’s cash resources are at any time insufficient to satisfy the Company’s liquidity requirements, the Company may be required to liquidate mortgage assets or sell debt or additional equity securities.  If required, the sale of mortgage assets at prices lower than the carrying value of such assets would result in losses.

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

II.                   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Fair Value for Scenario Shown
	Interest			Interest
	Rates Fall			Rates Rise
	100 Basis			100 Basis
	Points		Unchanged	Points

Interest Rate Sensitive Instruments	$225,797		$213,994	$162,244

Change in Fair Value	$11,803		—	($51,750)
Change as a Percent of Fair Value	(0.48%	)	—	(2.12%	)
Change as a Percent of Stockholders’ Equity	(5.52%	)	—	(24.19%	)
Change on a Per Share Basis	($0.48)		—	($2.09)

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

	Fair Value for Scenario Shown
	Prices			Prices
	Decrease			Increase
	10%		Unchanged	10%

Equity Investments	$4,394		$4,882	$5,370

Change in Fair Value	(488)		—	488
Change as a Percent of Fair Value	(10%	)	—	10%
Change as a Percent of Stockholders’ Equity	(0.2%	)	—	0.2%
Change on a Per Share Basis	(0.02)		—	0.02

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

Reports on Form 8-K

On February 27, 2002, we filed a current report on Form 8-K, announcing that on February 22, 2002 our Board of Directors declared a dividend of $0.50 per share of common stock for the first quarter 2002.  We also attached (i) a form of underwriting agreement by and among the Company, Credit Suisse First Boston, as representative, and the several underwriters listed on Schedule A thereto, and (ii) an opinion and consent of Ballard Spahr Andrews & Ingersoll dated February 27, 2002, as to the legality of the shares being issued.

On February 28, 2002, we filed a current report on Form 8-K, attaching an opinion and consent of Ballard Spahr Andrews & Ingersoll dated February 28, 2002, as to the legality of the shares being issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: May 15, 2002	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2002	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

                Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

                The following exhibits are part of this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of the Company, as filed with the State Department of Assessments and Taxation of Maryland on November 25, 1997, (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-11, Commission File No. 333-36069, Amendment No. 3, filed November 21, 1997 and incorporated herein by reference).

3.2

Articles Supplementary relating to the Company's Series A Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on July 26, 1999 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 and filed July 23, 1999, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (previously filed as Exhibit 4.4 to the Company's S-3 filed on November 27, 2001 and incorporated herein by reference).
4.1

Form of Share Certificate for our common stock (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated June 30, 1999 and filed July 27, 1999, and incorporated herein by reference).

4.2

Shareholder Rights Agreement between the Company and The Bank of New York, as Rights Agent (including as Exhibit B the form of Rights Certificate) (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 and filed July 27, 1999, and incorporated herein by reference).