Form 10-Q
period 2002-06-30
APEX MORTGAGE CAPITAL INC
filed 2002-08-12
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒                 No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	29,857,000 as of August 9, 2002

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Mortgage Capital, Inc.

Balance Sheets

(Unaudited)

	June 30, 2002	December 31, 2001
Assets

Cash and cash equivalents	$17,610,000	$4,330,000
Fixed income trading securities, at fair value (Note 3)	1,192,528,000	437,954,000
Fixed income securities available-for-sale, at fair value (Note 3)	2,300,913,000	1,067,575,000
Equity securities available-for-sale, at fair value (Note 3)	4,537,000	6,028,000
Interest rate swaps, at fair value (Note 5)	—	4,620,000
Accrued interest receivable	18,840,000	8,580,000
Principal payments receivable	355,000	485,000
Receivable for unsettled securities	1,494,000	5,520,000
Other assets	194,000	333,000
	$3,536,471,000	$1,535,425,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements (Note 4)	$3,191,797,000	$1,376,850,000
Accrued interest payable	2,882,000	975,000
Dividend payable	15,011,000	12,596,000
Forward contracts, at fair value (Note 5)	2,218,000	3,275,000
Interest rate swaps, at fair value (Note 5)	37,342,000	—
Accrued expenses and other liabilities	13,877,000	11,699,000

	3,263,127,000	1,405,395,000

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,857,000 (2002) and 15,555,500 (2001) shares outstanding	299,000	155,000
Additional paid-in-capital	331,494,000	175,802,000
Accumulated other comprehensive loss	(18,121,000)	(7,837,000)
Accumulated deficit	(40,328,000)	(38,090,000)

	273,344,000	130,030,000

	$3,536,471,000	$1,535,425,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Interest Income:
Fixed income securities	$45,252,000	$9,730,000	$72,506,000	$20,708,000
Cash and cash equivalents	18,000	34,000	73,000	76,000

Total interest income	45,270,000	9,764,000	72,579,000	20,784,000
Interest Expense	21,390,000	4,988,000	34,095,000	12,064,000

Net Interest Income	23,880,000	4,776,000	38,484,000	8,720,000

Dividend Income	109,000	306,000	235,000	494,000

Operating Income Before General and Administrative Expenses	23,989,000	5,082,000	38,719,000	9,214,000

General and Administrative Expenses:
Management fee	503,000	84,000	822,000	172,000
Incentive fee	(1,213,000)	—	1,437,000	—
Insurance	83,000	83,000	167,000	167,000
Professional fees	72,000	23,000	99,000	46,000
Directors’ fees	22,000	15,000	44,000	30,000
Non-employee stock options	23,000	1,000	50,000	2,000
Other	230,000	94,000	398,000	152,000

Total general and administrative expense	(280,000)	300,000	3,017,000	569,000

Operating Income, Net of General and Administrative Expenses	24,269,000	4,782,000	35,702,000	8,645,000

Net (Loss) from Investment and Derivative Activities (Note 3)	(8,748,000)	(4,382,000)	(10,453,000)	(6,840,000)

Reclassification of Previously Unrealized Gains	—	—	—	1,742,000

Net Income Before Cumulative Effect of Change in Accounting Principle	15,521,000	400,000	25,249,000	3,547,000

Cumulative Effect of Change in Accounting Principle (Note 2)	—	—	—	(2,173,000)

Net Income	$15,521,000	$400,000	$25,249,000	$1,374,000

Net Income Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$0.58	$0.07	$1.12	$0.62
Diluted	$0.58	$0.07	$1.12	$0.61

Effect of Accounting Change Per Share:
Basic	$—	$—	$—	$(0.38)
Diluted	$—	$—	$—	$(0.37)

Net Income Per Share:
Basic	$0.58	$0.07	$1.12	$0.24
Diluted	$0.58	$0.07	$1.12	$0.24

Weighted Average Number of Shares Outstanding:
Basic	26,627,934	5,753,000	22,494,859	5,753,000
Diluted	26,796,090	5,819,000	22,636,070	5,819,000

Dividends Declared Per Share:	$0.50	$0.40	$1.00	$0.75

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income / (Loss)
	Shares	Amount
Balance, December 31, 2001	15,555,500	$155,000	$175,802,000	$(7,837,000)	$(38,090,000)	$130,030,000

Issuance of common stock	9,206,500	93,000	91,702,000	—	—	91,795,000

Issuance of stock options to non-employees	—	—	27,000	—	—	27,000

Net income	—	—	—	—	9,728,000	9,728,000	$9,728,000

Other comprehensive income (loss):
Net change in unrealized (loss) on available-for-salesecurities	—	—	—	(21,967,000)	—	(21,967,000)	(21,967,000)

Net change in deferred gain on terminated interest rate swaps	—	—	—	(121,000)	—	(121,000)	(121,000)

Net change in unrealized gain on interest rate swaps classified as cash flow hedges	—	—	—	17,487,000	—	17,487,000	17,487,000

Comprehensive income							$5,127,000

Dividends declared	—	—	—	—	(12,476,000)	(12,476,000)

Balance, March 31, 2002	24,762,000	248,000	267,531,000	(12,438,000)	(40,838,000)	214,503,000

Issuance of common stock	5,095,000	51,000	63,940,000	—	—	63,991,000

Issuance of stock options
to non-employees	—	—	23,000	—	—	23,000

Net income	—	—	—	—	15,521,000	15,521,000	$15,521,000

Other comprehensive income (loss):
Net change in unrealized income on available-for-sale securities	—	—	—	53,825,000	—	53,825,000	53,825,000

Net change in deferred gain on terminated interest rate swaps	—	—	—	(59,000)	—	(59,000)	(59,000)

Net change in unrealized (loss) on interest rate swaps classifiedas cash flow hedges	—	—	—	(59,449,000)	—	(59,449,000)	(59,449,000)

Comprehensive income							$9,838,000

Dividends declared	—	—	—	—	(15,011,000)	(15,011,000)

Balance, June 30, 2002	29,857,000	$299,000	$331,494,000	$(18,121,000)	$(40,328,000)	$273,344,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Operating Activities:
Net income	$25,249,000	$1,374,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	14,000	(2,944,000)
Net loss on investment and derivative activities	10,453,000	6,840,000
Cumulative effect of change in accounting principle	—	2,173,000
Reclassification of previously unrealized gains	—	(1,742,000)
Trading activities	(765,132,000)	42,809,000
Change in assets and liabilities:
Accrued interest receivable	(10,260,000)	325,000
Other assets	139,000	19,000
Accrued interest payable	1,907,000	3,000
Accrued expenses and other liabilities	2,178,000	(453,000)
Net cash (used in) provided by operating activities	(735,452,000)	48,404,000

Investing Activities:
Purchase of fixed income securities available-for-sale	(1,345,807,000)	—
Proceeds from sales of fixed income securities available-for-sale	104,153,000	—
Proceeds from sales of equity securities	1,695,000	1,712,000
Principal payments on fixed income securities available-for-sale	44,394,000	—
Net cash (used in) provided by investing activities	(1,195,565,000)	1,712,000

Financing Activities:
Net change in reverse repurchase agreements	1,813,454,000	(43,830,000)
Dividend distributions	(25,013,000)	(4,069,000)
Issuance of common stock	155,856,000	—
Net cash provided by (used in) financing activities	1,944,297,000	(47,899,000)

Net Increase (Decrease) in Cash and Cash Equivalents	13,280,000	2,217,000

Cash and Cash Equivalents at Beginning of Period	4,330,000	140,000

Cash and Cash Equivalents at End of Period	$17,610,000	$2,357,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$32,188,000	$14,159,000
Noncash Investing and Financing Activities:

Change in accumulated other comprehensive income	(10,284,000)	3,696,000

Change in principal payments receivable	130,000	288,000

Change in receivable for unsettled securities	4,026,000	(14,514,000)

Change in dividends declared, not yet paid	2,415,000	(2,073,000)

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

During the six months ended June 30, 2001, the Company adopted SFAS No. 133 and the related amendments.  This adoption resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.  Also, deferred gains on interest rate swaps previously designated as hedges were reclassified from other liabilities to accumulated other comprehensive income.

As of June 30, 2002, the Company has interest rate swaps that qualify as cash flow hedges under SFAS No. 133.  Changes in fair values of the swaps are not reflected in current earnings, but are reflected in other comprehensive income.  To the extent changes in the fair value of the cash flow hedges are deemed to be due to ineffectiveness of the hedges, such changes are reflected in net gain (loss) on investment and derivative activities in the statements of operations.  However, the Company’s swaps outstanding at June 30, 2002 are deemed to be fully effective as hedges.

Also during the six months ended June 30, 2001, the Company reclassified $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115.  This change resulted in the reclassification of $1,742,000 net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

No such accounting changes were made during the six months ended June 30, 2002.

Note 3 -      Fixed Income and Equity Securities

At June 30, 2002, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$1,164,865	$2,258,070	$3,968
Unamortized Premium (Discount)	966	25,149	(958)
Adjusted Cost	1,165,831	2,283,219	3,010
Gross Unrealized Gains	26,700	18,656	1,527
Gross Unrealized Losses	(3)	(962)	—
Fair Value	$1,192,528	$2,300,913	$4,537

At December 31, 2001, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$432,630	$1,071,009	$5,145
Unamortized Premium (Discount)	(9,266)	11,044	(958)
Adjusted Cost	423,364	1,082,053	4,187
Gross Unrealized Gains	14,725	180	1,841
Gross Unrealized Losses	(135)	(14,658)	—
Fair Value	$437,954	$1,067,575	$6,028

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be substantially less.  Fixed-rate mortgage securities composed over 96% and 98% of the Company’s portfolio of fixed income securities at June 30, 2002 and December 31, 2001, respectively.  The expected average remaining maturity of the Company’s other fixed income securities at June 30, 2002 and December 31, 2001 was less than one year.

Adjustable-rate mortgage securities composed approximately 3.1% and 1.1% of the Company’s portfolio of fixed income securities at June 30, 2002 and December 31, 2001, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.

At June 30, 2002, the portion of adjustable-rate mortgage securities subject to periodic and lifetime caps had an average periodic cap equal to 1.1% per annum and an average lifetime cap equal to 10.2%. At December 31, 2001, the portion of adjustable-rate mortgage securities subject to periodic and lifetime caps had an average periodic cap equal to 2.0 % per annum and an average lifetime cap equal to 11.3%.

During the quarter ended June 30, 2002, the Company reported a net loss on investment and derivative activities of $8,748,000 in the statement of operations.  This loss consisted of a net loss of $23,441,000 on closed forward contracts, a gain of $3,000 on the sale of $1,248,000 of fixed income securities classified as available-for-sale, a gain of $177,000 on the sale of $578,000 of equity securities available-for-sale, and an unrealized gain of $14,513,000 on fixed income trading securities.

During the quarter ended June 30, 2001, the Company reported a net loss on investment and derivative activities of $4,382,000 in the statement of operations.  This loss consisted of $65,000 in gains on the sale of $1,712,000 of equity securities that were available-for-sale, $866,000 in gains on the sale of $59,109,000 of fixed income securities held-for-trading, $6,115,000 loss from the net decrease in fair market value of fixed income securities held-for-trading, $2,974,000 gain from the net decrease in unrealized loss on forward contracts, and $2,172,000 in net losses on closed forward contracts.

NOTE 4 -       Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR.

At June 30, 2002, the Company had outstanding $3,191,797,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.81% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $3,303,657,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $1,440,014,000.

NOTE 5 -       Derivative Financial Instruments and Hedging Activities

The Company has entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $2,223,000,000, as of June 30, 2002, of current and anticipated future borrowings under reverse repurchase agreements.

Interest Rate Swaps at June 30, 2002:

Current Notional Amount (000)	Average Fixed Rate	Floating Rate	Average Termination Date	Unrealized Losses (000)

$2,223,000	4.380%	1Mo LIBOR	2/25/2008	$(37,342)

Interest Rate Swaps at December 31, 2001:

Current Notional Amount (000)	Average Fixed Rate	Floating Rate	Average Termination Date	Unrealized Gains (000)

$850,000	4.239%	1Mo LIBOR	3/3/2008	$4,620

During the year ended December 31, 2000, the Company terminated outstanding interest rate swap agreements with a combined notional amount of $386,213,000, which resulted in a deferred gain of $5,554,000.  The deferred gain is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements, and the remaining unamortized amount is included in accumulated other comprehensive income (loss) as of December 31, 2001.   During the quarters ended June 30, 2002 and 2001, $59,000 and $946,000, respectively, of the deferred gain were amortized.  The remaining deferred gain was fully amortized in May 31, 2002.

At December 31, 2001, the Company held $2,500,000 in cash as collateral from a swap counterparty. At June 30, 2002, there was no cash collateral held from a swap counterparty.

At June 30, 2002, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below:

Current Notional Amount ($000)	Average Termination Date	Net Unrealized Losses ($000)	Average Maturity of Underlying Securities

$605,000	7/2/2002	$(2,218)	4.23 Years

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below:

Current Notional Amount ($000)	Average Termination Date	Net Unrealized Losses ($000)	Average Maturity of Underlying Securities

$359,000	1/14/2002	$(3,275)	5.57 Years

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

RECENT EVENTS

Dividend Declaration.  On June 20, 2002, the Company’s Board of Directors declared a dividend distribution of $0.50 per common share.  The dividend was paid on July 26, 2002, to stockholders of record on June 28, 2002.

Follow on Public Offering.  On May 29, 2002, the Company issued 5,060,000 shares of common stock in a follow on public offering.  The Company received proceeds (net of underwriting discounts, commissions and other expenses) of $63,659,000 from this offering.  The Company leveraged the new equity by entering into additional reverse repurchase agreements, and used the combined proceeds from the offering and the new borrowings primarily to purchase additional mortgage-related securities.

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

FINANCIAL CONDITION

Fixed Income Securities

At June 30, 2002 and December 31, 2001, the Company held $3,493,441,000 and $1,505,529,000 of fixed income securities, respectively.  The increase in fixed income securities held at June 30, 2002 is primarily the result of two successful follow-on equity offerings during the six months period ended June 30, 2002. With the net proceeds from the offerings and the use of leverage, The Company increased its investments in fixed income securities. The original maturity of a significant portion of the fixed income securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of fixed income securities held listed by security type (dollars in thousands):

	June 30, 2002		December 31, 2001
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Mortgage Securities:
Adjustable Rate (1)	$109,005	3.12%	$16,196	1.08%
Fixed Rate	3,379,495	96.74%	1,483,881	98.56%
Other Fixed Income Securities	4,941	0.14%	5,452	0.36%
Totals	$3,493,441	100.00%	$1,505,529	100.00%

(1)          At June 30, 2002,  the interest rate indices for 99.8% and 0.2% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

At December 31, 2001, the interest rate indices for 98.0% and 2% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the fixed income securities held by the Company at June 30, 2002 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

20 Year Agency Pass-throughs	$157,487	4.60%	96.90%	103.61%	6.50%	3.3
30 Year Agency Pass-throughs	3,085,970	90.16%	101.22%	102.17%	6.50%	5.6
AAA CMOs	61,864	1.81%	95.98%	102.70%	6.68%	1.6
Total Fixed Rate Holdings	3,305,321	96.57%	100.92%	102.24%	6.50%	5.4

Other Fixed Income Securities	10,400	0.30%	55.71%	47.51%	13.40%	0.3
Adjustable Rate Holdings	107,214	3.13%	100.39%	101.67%	5.06%	1.0

Category Total	$3,422,935	100.00%	100.76%	102.06%	6.48%	5.3

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

Equity Securities

At June 30, 2002 and December 31, 2001 the Company held $4,537,000 and $6,028,000 of equity securities, respectively.  The decrease in the value of equity securities at June 30, 2002 is primarily due to the sale of Capstead convertible preferred stock during the six months period ended June 30, 2002. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At June 30, 2002, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	$122	$364
Total Common Stock		122	364

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	341	2,888	4,173
Total Convertible Preferred Stock		2,888	4,173

Total Equity Securities		$3,010	$4,537

At December 31, 2001, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	$122	$158
Total Common Stock		122	158

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	480	4,065	5,870
Total Convertible Preferred Stock		4,065	5,870

Total Equity Securities		$4,187	$6,028

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

At June 30, 2002, the Company had entered into interest rate swap agreements summarized below.

Current Notional Amount (000)	Weighted Average Life	Average Fixed Rate	Floating Rate	Average Termination Date	Unrealized Losses (000)

$2,223,000	4.2years	4.380%	1Mo LIBOR	2/25/2008	$(37,342)

At December 31, 2001, the Company had entered into interest rate swap agreements summarized below.

Current Notional Amount (000)	Weighted Average Life	Average Fixed Rate	Floating Rate	Average Termination Date	Unrealized Gains (000)

$850,000	6.6 years	4.239%	1Mo LIBOR	3/3/2008	$4,620

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

The Company’s forward contracts do not meet the criteria for hedge accounting under SFAS No. 133.  Therefore, changes in their fair values affect current earnings, as do changes in the fair values of the securities to which they are matched – such securities are classified as trading securities.  Although the changes in the fair values of the forward contracts and the trading securities are offsetting, the contracts are not fully effective as hedges, and there can be significant volatility in periodic earnings to the extent they are not.

At June 30, 2002, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair Value of Contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)

$605,000	105.733	$641,902	7/2/2002	$(2,218)

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below.

Current Notional Amount (000)	Average Contract Price	Fair Value of Contracts (000)	Average Termination Date	Unrealized Gains (Losses) (000)

$359,000	100.825	$365,235	1/14/2002	$(3,275)

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

At June 30, 2002, the Company had outstanding $3,191,797,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.81% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $3,303,657,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $1,440,014,000.

The increase in outstanding reverse repurchase agreements at June 30, 2002 is the result of the follow-on equity offerings during the six months period ended June 30, 2002. The Company utilized the net proceeds of the follow-on equity offerings to increase leverage which is used to take advantage of market opportunities and to invest the portfolio as fully as possible in anticipation of any future acceleration in prepayment rates, which would reduce leverage over time.

The Company had interest rate swaps with an unrealized loss of $37,342,000 and an unrealized gain of $4,620,000 at June 30, 2002 and December 31, 2001, respectively. The $41,962,000 decrease in unrealized value on interest rate swaps is due to an increase in notional amount of $850,000,000 to $2,223,000,000 at December 31, 2001 and June 30, 2002, respectively, combined with a decrease in the one-month LIBOR rate. Under the swap agreements, the Company receives a floating rate and pays a fixed rate.

The Company had $33,988,000 and $28,545,000 of other liabilities at June 30, 2002 and December 31, 2001, respectively. The increase of other liabilities at June 30, 2002 is primarily due to the increase of dividend payable, which is the result of the follow-on equity offerings during the six months period ended June 30, 2002. Other liabilities consist primarily of accrued interest payable, dividend payable, unrealized loss on forward contracts, and accrued expense and other liabilities. The Company anticipates settling all other liabilities within one year.

Results of Operations for the Three Months Ended June 30, 2002

Overview

For the three months ended June 30, 2002, the Company’s net income was $15,521,000, or 0.58 per common share on a basic and diluted basis, based on a weighted average of 26,627,934 and 26,796,090 shares outstanding, respectively.  That compares to net income of $400,000, or $0.07 per common share on both a basic basis and diluted basis, based on a weighted average of 5,753,000 and 5,819,000 shares outstanding for the three months ended June 30, 2001.  The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

Net Interest Income

Net interest income for the three months ended June 30, 2002 was $23,880,000 consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements compared to $4,776,000 for the three months ended June 30, 2001. The increase in net interest income for the three months ended June 30, 2002 is primarily due to an increase in investments in fixed income securities with a net interest margin of approximately 3.17%.  The Company reported dividend income of $109,000 from dividends on equity investments for the three months ended June 30, 2002 compared to $306,000 for the three months ended June 30, 2001.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized (dollars in thousands):

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended June 30, 2002		For the Quarter Ended June 30, 2001
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$2,788,814	6.48%	$536,103	7.05%
Other Fixed Income Assets	5,888	4.68%	6,532	17.34%
Cash and Cash Equivalents	7,946	0.91%	4,017	3.39%
Total Interest Earning Assets	2,802,648	6.46%	546,652	7.14%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	2,597,048	3.29%	527,693	3.78%

Net Interest Earning Assets and Spread	$205,600	3.17%	$18,959	3.36%

The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities (dollars in thousands):

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended June 30, 2002		For the Quarter Ended June 30, 2001
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$4,033	10.81%	$12,535	9.76%

Following is a table that shows the approximate amounts of the change in interest income and expense between 2002 and 2001 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes.

RATE / VOLUME TABLE

(Dollars in thousands)

	Three Months Ended June 30, 2002 compared to 2001
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$35,522	$40,365	$(4,843)
Cash and cash equivalents	(16)	34	(50)

Total interest income	$35,506	$40,399	$(4,893)

Interest-Bearing Liabilities
Reverse repurchase agreements	$16,402	$19,778	$(3,376)

Total interest expense	$16,402	$19,778	$(3,376)

Change In Net Interest Income	$19,104	$20,621	$(1,517)

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counter-parties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the quarter ended June 30, 2001, interest expense was decreased by $946,000 from amortization of deferred gains on terminated swap contracts.  During the quarter ended June 30, 2002, interest expense was increased by $9,463,000 paid to swap counterparties and decreased by $59,000 from amortization of deferred gains on terminated swap contracts.

General and Administrative Expenses

The Company incurred operating expenses of ($280,000) for the three months ended June 30, 2002 consisting of management fees, professional, printing, insurance and other expenses aggregating  $933,000 offset by a $1,213,000 reversal of annual incentive fee expense.  For the three months ended June 30, 2001, the Company incurred operating expenses of $300,000 consisting of management fees, professional, printing, insurance and other expenses.  The primary reason for lower operating expenses in the three months ended June 30, 2002 compared to the same period in 2001 is due to the reversal of the annual incentive fee.

In the quarter ended June 30, 2002, the Company reversed a portion of the incentive fee recorded as expense in the first quarter.  Incentive fees are calculated based on year-to-date book earnings adjusted for certain items not subject to tax currently and return on equity relative to certain benchmarks.  Because the Company had realized losses on terminated forward contracts, which reduced distributable income, and offsetting unrealized gains on investment securities, which do not increase distributable income, distributable income year-to-date through June 30, 2002 did not exceed the benchmark and accordingly the Company was not required to pay the Manager an incentive fee for the quarter ended June 30, 2002.

Net Gain (Loss) on Investment and Derivative Activities

During the quarter ended June 30, 2002, the Company reported a net loss on investment and derivative activities of $8,748,000 in the statement of operations.  This loss consisted of a net loss of $23,441,000 on closed forward contracts, a gain of $3,000 on the sale of $1,248,000 of fixed income securities available-for-sale, a gain of $177,000 on the sale of $578,000 of equity securities available-for-sale, and an unrealized gain of $14,513,000 on trading securities.

During the quarter ended June 30, 2001, the Company reported a net loss on investment and derivative activities of $4,382,000 in the statement of operations.  This loss consisted of $65,000 in gains on the sale of $1,712,000 of equity securities that were available-for-sale, $866,000 in gains on the sale of $59,109,000 of fixed income securities held-for-trading, $6,115,000 loss from the net decrease in fair market value of fixed income securities held-for-trading, $2,974,000 gain from the net decrease in unrealized loss on forward contracts, and $2,172,000 in net losses on closed forward contracts.

Results of Operations for the Six Months Ended June 30, 2002

Overview

For the six months ended June 30, 2002, the Company’s net income was $25,249,000, or $1.12 per share on a basic and diluted basis, based on a weighted average of 22,494,859 and 22,636,070 shares outstanding, respectively.  That compares to net income of $1,374,000 or $0.24 per share, both on a basic and diluted basis, based on a weighted average of 5,753,000 and 5,819,000 shares outstanding, respectively, for the six months ended June 30, 2001.

Net Interest Income

Net interest income for the six months ended June 30, 2002 was $38,484,000 consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements compared to $8,720,000 for the six months ended June 30, 2001.  The increase in net interest income for the six months ended June 30, 2002 is primarily due to an increase in investments in fixed income securities with a net interest margin of approximately 3.19%.  The Company reported dividend income of $235,000 from dividends on equity investments for the six months ended June 30, 2002 compared to $494,000 for the six months ended June 30, 2001.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Six Months Ended June 30, 2002		For the Six Months Ended June 30, 2001
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$2,231,121	6.48%	$556,667	7.22%
Other Fixed Income Assets	6,022	7.21%	6,615	18.17%
Cash and Cash Equivalents	8,605	1.70%	3,682	4.13%

Total Interest Earning Assets	2,245,748	6.46%	566,964	7.33%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	2,086,705	3.27%	545,055	4.43%

Net Interest Earning Assets and Spread	$159,043	3.19%	$21,909	2.90%

The effective yield data is computed by dividing the annualized net interest income or expense including certain hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Six Months Ended June 30, 2002		For the Six Months Ended June 30, 2001
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$4,275	10.99%	$12,774	7.73%

Following is a table that shows the approximate amounts of the change in interest income and expense between 2002 and 2001 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes.

RATE / VOLUME TABLE

(Dollars in thousands)

	Six Months Ended June 30, 2002 compared to 2001
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$51,798	$61,507	$(9,709)
Cash and cash equivalents	(3)	102	(105)

Total interest income	$51,795	$61,609	$(9,814)

Interest-Bearing Liabilities
Reverse repurchase agreements	$22,031	$34,342	$(12,311)

Total interest expense	$22,031	$34,342	$(12,311)

Change In Net Interest Income	$29,764	$27,267	$2,497

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the six months ended June 30, 2001, interest expense was decreased by $2,098,000 from amortization of deferred gains on terminated swap contracts.  During the six months ended June 30, 2002, interest expense was increased by $15,153,000 paid to swap counterparties and decreased by $180,000 from amortization of deferred gains on terminated swap contracts.

General and Administrative Expenses

The Company incurred operating expenses of $3,017,000 for the six months ended June 30, 2002 consisting of management fees, incentive fees, professional, printing, insurance and other expenses.  For the six months ended June 30, 2001, the Company incurred operating expenses of $569,000 consisting of management fees, professional, printing, insurance and other expenses. The primary reasons for the higher operating expenses in first six months of 2002 compared to first six months of 2001 were that management fees, especially incentive fees, were much higher because of substantially improved operating income.

Net Gain (Loss) on Investment and Derivative Activities

During the six months ended June 30, 2002, the Company incurred a net loss on investment transactions of $10,453,000 which is reported in the Statement of Operations.  The loss consisted of a $518,000 gain on the sale of $1,695,000 of equity securities, a realized $17,000 gain on the sale of  $6,535,000 of fixed income securities held for trading, a loss of $229,000 on the sale of $98,634,000 of fixed income securities classified as available-for-sale, a unrealized gain of $13,163,000 on fixed income securities held for trading, and a realized $23,922,000 loss on closed forward contracts.  The company realized a net loss of $6,840,000 primarily from the loss on closed forward contracts for the six months ended June 30, 2001.

Liquidity and Capital Resources

The Company’s primary sources of funds as of June 30, 2002 and December 31, 2001, consisted of reverse repurchase agreements totaling $3,191,797,000 and $1,376,850,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At June 30, 2002, the Company had borrowing arrangements with over twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

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

The following sensitivity analysis table shows the estimated impact on the fair value of the Company’s interest rate sensitive investments net of its hedging instruments and reverse repurchase agreement liabilities assuming rates instantaneously fall one hundred basis points and rise one hundred basis points. Interest rate sensitive investments currently include fixed income trading and available-for-sale securities. (Dollars are in thousands except per share amounts.)

	Fair Value for Scenario Shown
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

Interest Rate Sensitive Instruments	$262,321	$262,085	$226,973

Change in Fair Value	$236	—	$(35,112)
Change as a Percent of Fair Value of Interest Rate Sensitive Investments	0.01%	—	(1.01)%
Change as a Percent of Stockholders’ Equity	0.09%	—	(12.84)%
Change on a Per Share Basis	$0.01	—	$(1.18)

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

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%

Equity Investments	$4,083	$4,537	$4,991

Change in Fair Value	(454)	—	454
Change as a Percent of Fair Value	(10)%	—	10%
Change as a Percent of Stockholders’ Equity	(0.2)%	—	0.2%
Change on a Per Share Basis	(0.02)	—	0.02

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

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders

(a)                                        On the June 20, 2002, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

(i)                                           The election of three Directors to the Board of Directors; and

(ii)                                        Ratification of the appointment of Deloitte & Touche LLP as independent auditor for 2002.

(b)                                       The stockholders of the Company approved the following matters, with the following votes cast with respect to each proposal:

(i)                                         Election of three Directors to the Board of Directors:

Director	Shares Voted For:	Share Votes Withheld:

John C. Argue	23,444,397	134,725

Carl C. Gregory, III	23,455,506	123,616

Jeffrey E. Gundlach	22,985,739	593,383

The other directors whose terms continued after the Annual Meeting are:  Peter G. Allen, Philip A. Barach., John A. Gavin and Marc I. Stern.

(ii)                                        Ratification of Deloitte & Touche LLP as Independent Auditors for 2002:

Shares Voted For:	Share Votes Withheld	Share Votes Abstained

23,400,987	137,909	40,226

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

Reports on Form 8-K

On May 29, 2002, we filed a current report on Form 8-K dated May 23, 2002, attaching (i) a form of underwriting agreement by and between the Company and Credit Suisse First Boston, (ii) an opinion and consent of Ballard Spahr Andrews & Ingersoll, LLP dated May 23, 2002, as to the legality of the shares being offered, and (iii) our press release dated May 23, 2002, announcing the public offering of 4,400,000 shares of our common stock, through Credit Suisse First Boston as the underwriter, at a price to the public of $13.00 per share and the granting to Credit Suisse First Boston of a 30-day option to purchase up to 660,000 additional shares to cover over-allotments, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated:	August 14, 2002	/s/ Philip A. Barach
Philip A. Barach President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 14, 2002	/s/ David S. DeVito
David S. DeVito Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Quarterly Report of Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

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

99.1	Section 906 Certification (filed herewith).