Form 10-Q
period 2002-09-30
APEX MORTGAGE CAPITAL INC
filed 2002-11-15
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒          No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	29,857,000 as of November 14, 2002

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

Apex Mortgage Capital, Inc.

Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
Assets

Cash and cash equivalents	$4,201,000	$4,330,000
Fixed income trading securities, at fair value (Note 3)	1,054,311,000	437,954,000
Fixed income securities available-for-sale, at fair value (Note 3)	2,391,092,000	1,067,575,000
Equity securities available-for-sale, at fair value (Note 3)	4,241,000	6,028,000
Interest rate swaps, at fair value (Note 5)	—	4,620,000
Accrued interest receivable	19,447,000	8,580,000
Principal payments receivable	990,000	485,000
Receivable for unsettled securities	336,087,000	5,520,000
Other assets	95,000	333,000

	$3,810,464,000	$1,535,425,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements (Note 4)	$3,066,087,000	$1,376,850,000
Accrued interest payable	3,928,000	975,000
Dividend payable	15,069,000	12,596,000
Forward contracts, at fair value (Note 5)	—	3,275,000
TBA securities, at fair value (Note 5)	874,000	—
Interest rate swaps, at fair value (Note 5)	131,323,000	—
Payable for unsettled securities	384,730,000	—
Accrued expenses and other liabilities	2,227,000	11,699,000

	3,604,238,000	1,405,395,000

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,857,000 and 15,555,500 shares outstanding as of September 30, 2002 and December 31, 2001, respectively	299,000	155,000
Additional paid-in-capital	331,480,000	175,802,000
Accumulated other comprehensive loss	(79,711,000)	(7,837,000)
Accumulated deficit	(45,842,000)	(38,090,000)

	206,226,000	130,030,000
	$3,810,464,000	$1,535,425,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Interest Income:
Fixed income securities	$53,701,000	$9,809,000	$126,206,000	$30,517,000
Cash and cash equivalents	14,000	24,000	87,000	95,000
	53,715,000	9,833,000	126,293,000	30,612,000

Interest Expense	29,237,000	4,201,000	63,331,000	16,260,000

Net Interest Income	24,478,000	5,632,000	62,962,000	14,352,000

Dividend Income	106,000	162,000	341,000	656,000

Total Operating Income	24,584,000	5,794,000	63,303,000	15,008,000

General and Administrative Expenses:
Management fee	539,000	88,000	1,360,000	260,000
Incentive fee	(1,437,000)	—	—	—
Insurance	83,000	83,000	250,000	250,000
Professional fees	62,000	56,000	161,000	103,000
Directors’ fees	22,000	20,000	66,000	50,000
Non-employee stock options	23,000	1,000	73,000	3,000
Other	151,000	119,000	550,000	270,000
	(557,000)	367,000	2,460,000	936,000

Net Operating Income	25,141,000	5,427,000	60,843,000	14,072,000

Net Gain (Loss) from Investment and Derivative Activities (Note 3)	(15,645,000)	2,409,000	(26,097,000)	(4,431,000)

Reclassification of Previously Unrealized Gains (Note 2)	—	—	—	1,742,000

Net Income Before Cumulative Effect of Change in Accounting Principle	9,496,000	7,836,000	34,746,000	11,383,000

Cumulative Effect of Change in Accounting Principle (Note 2)	—	—	—	(2,173,000)

Net Income	$9,496,000	$7,836,000	$34,746,000	$9,210,000

Net Income Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$0.32	$1.36	$1.39	$1.98
Diluted	$0.32	$1.34	$1.38	$1.95

Effect of Accounting Change Per Share:
Basic	$—	$—	$—	$(0.38)
Diluted	$—	$—	$—	$(0.37)

Net Income Per Share:
Basic	$0.32	$1.36	$1.39	$1.60
Diluted	$0.32	$1.34	$1.38	$1.58

Weighted Average Number of Shares Outstanding:
Basic	29,857,000	5,753,000	24,975,874	5,753,000
Diluted	29,991,913	5,846,000	25,105,294	5,846,000

Dividends Declared Per Share:	$0.50	$0.40	$1.50	$1.15

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income / (Loss)
	Shares	Amount
Balance, December 31, 2001	15,555,500	$155,000	$175,802,000	$(7,837,000)	$(38,090,000)	$130,030,000

Issuance of common stock	14,301,500	144,000	155,605,000	—	—	155,749,000

Amortization of non-employees stock options	—	—	73,000	—	—	73,000

Net income	—	—	—	—	34,746,000	34,746,000	$34,746,000

Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities	—	—	—	64,249,000	—	64,249,000	64,249,000

Net change in deferred gain on terminated interest rate swaps	—	—	—	(180,000)	—	(180,000)	(180,000)

Net change in unrealized loss on interest rate swaps classified as cash flow hedges	—	—	—	(135,943,000)	—	(135,943,000)	(135,943,000)

Comprehensive loss							$(37,128,000)

Dividends declared	—	—	—	—	(42,498,000)	(42,498,000)
Balance, September 30, 2002	29,857,000	$299,000	$331,480,000	$(79,711,000)	$(45,842,000)	$206,226,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Operating Activities:
Net income	$34,746,000	$9,210,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	669,000	(3,730,000)
Net loss on investment and derivative activities	26,097,000	4,431,000
Cumulative effect of change in accounting principle	—	2,173,000
Reclassification of previously unrealized gains	—	(1,742,000)
Trading activities	(594,929,000)	59,088,000
Change in assets and liabilities:
Accrued interest receivable	(10,867,000)	440,000
Other assets	238,000	129,000
Accrued interest payable	2,953,000	(70,000)
Accrued expenses and other liabilities	(9,542,000)	2,194,000
Net cash (used in) provided by operating activities	(550,635,000)	72,123,000

Investing Activities:
Purchase of fixed income securities available-for-sale	(1,503,945,000)	—
Proceeds from sales of fixed income securities available-for-sale	109,153,000	—
Proceeds from sales of equity securities	1,937,000	1,712,000
Principal payments on fixed income securities available-for-sale	138,330,000	—
Net cash (used in) provided by investing activities	(1,254,525,000)	1,712,000

Financing Activities:
Net change in reverse repurchase agreements	1,689,237,000	(65,644,000)
Dividend distributions	(40,025,000)	(6,515,000)
Issuance of common stock	155,819,000	28,000
Net cash provided by (used in) financing activities	1,805,031,000	(72,131,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(129,000)	1,704,000

Cash and Cash Equivalents at Beginning of Period	4,330,000	140,000

Cash and Cash Equivalents at End of Period	$4,201,000	$1,844,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$61,406,000	$18,577,337
Noncash Investing and Financing Activities:
Change in accumulated other comprehensive income	(71,874,000)	5,638,000
Change in principal payments receivable	(505,000)	161,000
Change in receivable for unsettled securities	330,567,000	(14,160,000)
Change in payable for unsettled securities	(384,730,000)	—
Change in dividends declared, not yet paid	2,473,000	296,000

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

Derivatives and Hedging Transactions

The Company may enter into interest rate swaps and other financial instruments in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings and market value of its portfolio securities.  The Company may also enter into forward contracts to sell U.S. Treasury securities and other financial instruments in order to mitigate the negative impact of rising interest rates on the fair value of its fixed income securities.   Such financial instruments are generally referred to as “derivatives.”

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

During the nine months ended September 30, 2001, the adoption of SFAS No. 133 and the related amendments resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to current income.  Also, deferred gains on interest rate swaps previously designated as hedges were reclassified from other liabilities to accumulated other comprehensive income.

As of September 30, 2002 and December 31, 2001, the Company's interest rate swaps qualify as cash flow hedges under SFAS No. 133.  Changes in fair values of the swaps are not reflected in current earnings, but are reflected in other comprehensive income.  To the extent changes in the fair value of the cash flow hedges are deemed to be due to ineffectiveness of the hedges, such changes are reflected in net gain (loss) on investment and derivative activities in the statements of operations.  However, the Company’s swaps outstanding at September 30, 2002 and December 31, 2001 are deemed to be fully effective as hedges.

Also during the nine months ended September 30, 2001, the Company reclassified $594,469,000 of its mortgage securities from the available-for-sale category to the trading category for investments accounted for under SFAS No. 115.  This change resulted in the reclassification of $1,742,000 of net unrealized gains from accumulated other comprehensive income to current income, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

No such accounting changes were made during the nine months ended September 30, 2002.

Note 3 – Fixed Income and Equity Securities

At September 30, 2002, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$1,026,763	$2,311,140	$3,802
Unamortized Premium (Discount)	15,927	29,737	(958)
Adjusted Cost	1,042,690	2,340,877	2,844
Gross Unrealized Gains	11,693	50,499	1,397
Gross Unrealized Losses	(72)	(284)	—
Fair Value	$1,054,311	$2,391,092	$4,241

At December 31, 2001, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$432,630	$1,071,009	$5,145
Unamortized Premium (Discount)	(9,266)	11,044	(958)
Adjusted Cost	423,364	1,082,053	4,187
Gross Unrealized Gains	14,725	180	1,841
Gross Unrealized Losses	(135)	(14,658)	—
Fair Value	$437,954	$1,067,575	$6,028

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted average maturity is expected to be substantially less.  Fixed-rate mortgage securities comprised over 99% and 98% of the Company’s portfolio of fixed income securities at September 30, 2002 and December 31, 2001, respectively.  The expected average remaining maturity of the Company’s other fixed income securities at September 30, 2002 and December 31, 2001 was less than one year.

Adjustable-rate mortgage securities comprised approximately 0.3% and 1.1% of the Company’s portfolio of fixed income securities at September 30, 2002 and December 31, 2001, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.  Both at September 30, 2002 and December 31, 2001, the portion of adjustable-rate mortgage securities subject to periodic and lifetime caps had an average periodic cap equal to 2.0% per annum and an average lifetime cap equal to 11.3%.

During the nine months ended September 30, 2002, the Company reported a net loss on investment transactions of $26,097,000 in the statement of operations. The loss consisted of a $594,000 gain on the sale of $1,937,000 of equity securities, a realized $29,907,000 gain on the sale of  $894,372,000 of fixed income trading securities, a realized loss of $229,000 on the sale of $98,634,000 of fixed income securities classified as available-for-sale, an unrealized loss of $569,000 on fixed income trading securities, and a net realized loss of $55,800,000 on closed forward contracts.

During the nine months ended September 30, 2001, the Company reported a net loss on investment transactions of $4,431,000 in the statement of operations. The loss consisted of a $65,000 gain on the sale of $1,712,000 of equity securities, a realized $6,418,000 gain on the sale of $332,373,000 of fixed income trading securities, a reported gain of $11,603,000 from the net increase in fair market value of fixed income trading securities and a realized $22,517,000 net loss on closed forward contracts.

Note 4 - Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR.

At September 30, 2002, the Company had outstanding $3,066,087,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.80% per annum and a maturity of 0.9 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $3,180,945,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% per annum and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $1,440,014,000.

Note 5 – Derivative Financial Instruments And Hedging Activities

The Company has entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $2,223,000,000, as of September 30, 2002, of current and anticipated future borrowings under reverse repurchase agreements.  The Company estimates that approximately $37,000,000 of interest expense or realized losses on interest rate swaps currently included in accumulated other comprehensive loss will be recognized during the twelve month period ending September 30, 2003.

Interest Rate Swaps at September 30, 2002:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$2,223,000	4.380%	1Month LIBOR	3.9 years	$(131,323)

Interest Rate Swaps at December 31, 2001:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Gains

$850,000	4.239%	1Month LIBOR	6.6 years	$4,620

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

During the nine months ended September 30, 2001, interest expense was decreased by $2,242,000 from amortization of deferred gains on terminated swap contracts.  During the nine months ended September 30, 2002, interest expense was increased by $29,342,000 paid to swap counterparties and decreased by $180,000 from amortization of deferred gains on terminated swap contracts.

At September 30, 2002, there was no cash collateral held from a swap counterparty. At December 31, 2001, the Company held $2,500,000 in cash as collateral from a swap counterparty.

At September 30, 2002, the Company had no open forward contracts to sell U.S. Treasury notes.

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below:

(Dollars in thousands)

Current Notional Amount	Average Termination Date	Net Unrealized Losses	Average Maturity of Underlying Securities

$359,000	1/14/2002	$(3,275)	5.57 Years

At September 30, 2002, the Company had a short sale transaction to sell $200,000,000 par value of FNMA 6.5% 10/1/2032 on a To-Be-Announced (TBA) basis with settlement date of October 15, 2002. To comply with SFAS No. 133, the transaction was accounted for as a derivative and therefore marked to market with an unrealized loss of $874,000. There was no TBA transaction at December 31, 2001.

Note 6  – Subsequent Events

On November 7, 2002, the Company terminated outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57%.  The ultimate recognition of such loss will depend on certain factors including future transactions.

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

The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the “Manager”), subject to the direction and oversight of the Company’s Board of Directors.  A majority of the Board of Directors are unaffiliated with The TCW Group, Inc.  (‘‘TCW’’ and, together with its subsidiaries and affiliates, the ‘‘TCW Group’’), or the Manager.  The Manager is a wholly-owned subsidiary of TCW.  The Manager was established in 1987 and the TCW Group began operations in 1971 through one of its affiliates.  The Company’s investment management team are selected members of the TCW Group’s Mortgage-Backed Securities Group (the ‘‘MBS Group’’), all of whom have over thirteen years of experience in raising and managing mortgage capital.  The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager’s current business operations, among other reasons. The Manager’s key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of mortgage related assets.

RECENT EVENTS

Dividend Declaration.  On September 19, 2002, the Company’s Board of Directors declared a dividend distribution of $0.50 per common share.  The dividend was paid on October 29, 2002, to stockholders of record on September 30, 2002.

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

The fair market value of the Management Agreement will be affected by significant variables, including (i) the historical management fees paid to the Manager, (ii) any projections of future management fees to be paid to the Manager determined by the independent appraiser, (iii) the relative valuations of agreements similar to the Management Agreement, and (iv) other factors, all of which may be unrelated to the performance of the Manager.

The Management Agreement may be assigned by the Manager to an affiliate of TCW without the consent of the Company.  The Management Agreement may be assigned to a non-affiliate of TCW only with the approval of a majority of the unaffiliated directors.

Manager Compensation

The Manager will receive annual base management compensation based on the Average Net Invested Capital of the Company, payable monthly in arrears, equal to 3/4 of 1% of Average Net Invested Capital.  The term “Average Net Invested Capital” means the month end sum of (1) the Company’s total stockholders’ equity computed in accordance with accounting principles generally accepted in the United States of America, plus (2) any unsecured debt that has been approved for inclusion by the unaffiliated directors at issuance, plus or minus (3) an adjustment to exclude the impact of any unrealized gains, losses or other items that do not affect realized net income.  Accordingly, incurring collateralized debt to finance specific investment purchases does not ordinarily increase Average Net Invested Capital.

The Manager shall also be entitled to receive as incentive compensation for each fiscal quarter, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%.  The incentive compensation calculation and payment will be made quarterly in arrears.  The term ‘‘Return on Equity’’ is calculated for any quarter by dividing the Company’s Net Income for the quarter by its Average Net Worth for the quarter.  For purposes of calculating the incentive compensation payable, the definition ‘‘Return on Equity’’ is not related to the actual distributions received by stockholders or to an individual investor’s actual return on investment.  For such calculations, the ‘‘Net Income’’ of the Company means the taxable income of the Company (including net capital gains, if any) before the Manager’s incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with accounting principles generally accepted in the United States of America.  A deduction for all of the Company’s interest expenses for borrowed funds is taken into account in calculating Net Income.  ‘‘Average Net Worth’’ for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company’s retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, minus the cumulative amounts paid by the Company to repurchase its shares.

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

PRINCIPAL RISKS AND SPECIAL CONSIDERATIONS

Leverage Risk.  The Company employs a leveraging strategy of generally borrowing up to 92% of its total assets, less any assets that are funded with committed secured borrowings, plus the market value of any related hedging transactions to finance the acquisition of additional mortgage related assets.  The Company’s borrowing may, at times, exceed 92% of its total assets.  In the event borrowing costs exceed the income on its mortgage related assets, the Company will experience negative cash flow and incur losses. Another risk of leverage is the possibility that the value of the collateral securing the borrowings will decline.  In such event, additional collateral or repayment of borrowings would be required.  The Company could be required to sell mortgage related assets under adverse market conditions in order to maintain liquidity.  If these sales were made at prices lower than the carrying value of the mortgage related assets, the Company would experience losses.

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

Liquidity Risk.  There is the possibility that the Company may lose money or be prevented from realizing capital gains if it cannot sell a mortgage related asset at a time and price that is most beneficial to the Company.  The Company is subject to liquidity risk because it invests in mortgage securities which have experienced periods of illiquidity.

Credit Risk.  Credit risk is the possibility that the Company could lose money if an issuer is unable to meet its financial obligations, such as the payment of principal and/or interest on an instrument, or goes bankrupt.  The Company may invest a portion of its assets in mortgage related assets which are not guaranteed by the U.S. Government or investment grade, which may make the Company subject to substantial credit risk.  This is especially true during periods of economic uncertainty or during economic downturns.

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

FINANCIAL CONDITION

Fixed Income Securities

At September 30, 2002 and December 31, 2001, the Company held $3,445,403,000 and $1,505,529,000 of fixed income securities, respectively. The increase in fixed income securities held at September 30, 2002 is primarily the result of two completed follow-on equity offerings during the nine months ended September 30, 2002. With the net proceeds from those offerings and the use of leverage, the Company increased its investments in fixed income securities. The original maturity of a significant portion of the fixed income securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of fixed income securities held listed by security type (dollars in thousands):

	September 30, 2002		December 31, 2001
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Mortgage Securities:
Adjustable Rate (1)	$11,194	0.32%	$16,196	1.08%
Fixed Rate	3,433,984	99.67%	1,483,881	98.56%
Other Fixed Income Securities	225	0.01%	5,452	0.36%
Totals	$3,445,403	100.00%	$1,505,529	100.00%

(1)  At September 30, 2002, the interest rate indices for 99.2% and 0.8% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

At December 31, 2001, the interest rate indices for 98.0% and 2.0% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the fixed income securities held by the Company at September 30, 2002 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

30 Year Agency Pass-throughs	$3,307,004	99.08%	101.47%	103.29%	6.36%	2.7
AAA CMOs	17,444	0.52%	96.86%	103.79%	6.98%	2.4
Total Fixed Rate Holdings	3,324,448	99.60%	101.44%	103.29%	6.36%	2.7

Other Fixed Income Securities	2,500	0.07%	20.37%	9.00%	18.36%	0.5
Adjustable Rate Holdings	10,954	0.33%	97.33%	102.18%	5.22%	1.0

Category Total	$3,337,902	100.00%	101.37%	103.22%	6.37%	2.7

(1)   The weighted average life of the fixed rate mortgage securities is based upon market prepayment expectations as of the dates shown.  The actual weighted average life could be longer or shorter depending on the actual prepayment rates experienced over the life of the securities and is sensitive to changes in both prepayment rates and interest rates.  The weighted average life shown for the adjustable rate mortgage assets represents the average time until the next coupon reset date.  All averages are shown in years.

The following table shows various weighted average characteristics of the fixed income securities by the Company at December 31, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

20 Year Agency Pass-throughs	$187,529	12.47%	97.09%	101.88%	6.50%	3.6
30 Year Agency Pass-throughs	1,203,215	80.02%	101.25%	100.15%	6.50%	6.8
AAA CMOs	86,600	5.76%	96.09%	101.38%	6.69%	2.5
Total Fixed Rate Holdings	1,477,344	98.25%	100.42%	100.44%	6.51%	6.2

Other Fixed Income Securities	10,400	0.69%	60.33%	52.42%	13.46%	0.8
Adjustable Rate Holdings	15,895	1.06%	98.57%	101.89%	7.07%	1.0

Category Total	$1,503,639	100.00%	100.12%	100.13%	6.56%	6.1

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

Equity Securities

At September 30, 2002 and December 31, 2001, the Company held $4,241,000 and $6,028,000 of equity securities, respectively.  The decrease in the value of equity securities at September 30, 2002 is primarily due to the sale of Capstead convertible preferred stock during the nine months ended September 30, 2002. Equity securities consist primarily of investments in equities issued by other real estate investment trusts.

At September 30, 2002, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	$122	$333
Total Common Stock		122	333

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	321	2,722	3,908
Total Convertible Preferred Stock		2,722	3,908

Total Equity Securities		$2,844	$4,241

At December 31, 2001, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:
Dynex Capital, Inc.	75	$122	$158
Total Common Stock		122	158

Convertible Preferred Stock:
Capstead Mortgage Corporation, Series B	480	4,065	5,870
Total Convertible Preferred Stock		4,065	5,870

Total Equity Securities		$4,187	$6,028

Other Assets

The Company had other assets of $356,619,000 and $14,918,000 at September 30, 2002 and December 31, 2001, respectively. The increase in other assets is primarily due to a $336,087,000 receivable for unsettled securities at September 30, 2002. Other assets also consist of accrued interest receivable, principal payments receivable, and other assets.

Stockholders’ Equity

The Company had stockholders’ equity of  $206,226,000 and $130,030,000 at September 30, 2002 and December 30, 2001, respectively. The increase in stockholders’ equity is primarily the result of the completion of two follow-on public equity offerings with total proceeds (net of underwriting discounts, commissions and other expenses) of $155,749,000 during the nine months ended September 30, 2002. The increase in stockholders’ equity is partially offset by the change in accumulated other comprehensive loss of $71,874,000 and accumulated deficit of $7,752,000 for the nine months ended September 30, 2002. The change in accumulated other comprehensive loss is primarily the result of unrealized gains on available-for-sale securities and unrealized losses on interest rate swaps. The change in accumulated deficit includes net income less dividends declared for the nine months ended September 30, 2002.

Hedging Instruments

There can be no assurance that the Company will enter into hedging activities or that, if entered into, such activities will have the desired beneficial impact on the Company’s results of operations or financial condition.  Moreover, no hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

Hedging involves risk and typically involves costs, including transaction costs.  Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates.  The Company may increase its hedging activity and, thus, increase its hedging costs during such periods when interest rates are volatile or rising and hedging costs have increased.  The Company intends generally to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company’s stockholders given the cost of such hedging transactions and the Company’s desire to maintain its status as a REIT.  The Company’s policies do not contain specific requirements as to the percentages or amount of interest rate risk that the Manager is required to hedge.

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

The interest rate swap agreements entered into by the Company are classified as cash flow hedges for accounting purposes and meet the requirements of SFAS No. 133 for such classification.  Therefore, changes in the fair value of the agreements are reported in accumulated other comprehensive income, a component of stockholders’ equity, and do not affect net income in the period of the change.  Periodic exchanges of cash flows with the counterparties to the agreements are recorded as adjustments to interest expense.  If the Company were to terminate the swap agreements prior to their contractual termination dates, or change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreements, the agreements might not qualify for hedge accounting treatment.  In this case, changes in their fair values would affect net income.

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

At September 30, 2002, the Company had entered into interest rate swap agreements summarized below:

(Dollars in thousands)

Current Notional Amount	Par Weighted Average Maturity	Average Fixed Rate	Floating Rate	Unrealized Losses

$2,223,000	3.9 years	4.380%	1Month LIBOR	$(131,323)

At December 31, 2001, the Company had entered into interest rate swap agreements summarized below:

(Dollars in thousands)

Current Notional Amount	Par Weighted Average Maturity	Average Fixed Rate	Floating Rate	Unrealized Gains

$850,000	6.6 years	4.239%	1Mo LIBOR	$4,620

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

The Company’s forward contracts do not meet the criteria for hedge accounting under SFAS No. 133.  Therefore, changes in their fair values affect current earnings, as do changes in the fair values of the securities to which they are matched – such securities are classified as trading securities.  Although the changes in the fair values of the forward contracts and the trading securities are offsetting, the contracts are not fully effective as hedges, and therefore there can be volatility in periodic earnings to the extent they are not effective.

At September 30, 2002, the Company had no open forward contracts to sell U.S. Treasury notes.

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with the terms summarized below:

(Dollars in thousands)

Current Notional Amount	Average Contract Price	Fair Value of Contracts (000)	Average Termination Date	Unrealized (Losses)

$359,000	100.825	$365,235	1/14/2002	$(3,275)

The contracts were entered into to mitigate the negative impact of rising interest rates on certain fixed income securities that generally have a market weighted average duration approximately equal to the contracts shown above.  It should be noted that average duration volatility of the mortgage-related securities can be more volatile than that of the contracts which could result in losses if interest rate volatility is high.

Liabilities

The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities.  These agreements are secured by a portion of the Company’s mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

At September 30, 2002, the Company had outstanding $3,066,087,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.80% per annum and a maturity of 0.9 months.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $3,180,945,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% per annum and a maturity of 1.0 month.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $1,440,014,000.

The increase in outstanding reverse repurchase agreements at September 30, 2002 is the result of the Company’s follow-on equity offerings completed during the nine months ended September 30, 2002. The Company utilized the net proceeds of these follow-on equity offerings to increase leverage. Such leverage is being used to seek to take advantage of market opportunities and to invest the portfolio as fully as possible in anticipation of any future acceleration in prepayment rates, which would reduce leverage over time.

The Company had interest rate swaps with an unrealized loss of $131,323,000 and an unrealized gain of $4,620,000 at September 30, 2002 and December 31, 2001, respectively. The $135,943,000 decrease in value on interest rate swaps is due to an increase in notional amount from $850,000,000 to $2,223,000,000 at December 31, 2001 and September 30, 2002, respectively, combined with a decrease in the one-month LIBOR rate. Under the swap agreements, the Company receives a floating rate and pays a fixed rate.

The Company had $406,828,000 and $28,545,000 of other liabilities at September 30, 2002 and December 31, 2001, respectively. The increase of other liabilities is primarily due to a $384,730,000 payable for unsettled securities at September 30, 2002. Other liabilities also consist of accrued interest payable, dividend payable, unrealized loss on forward contracts and TBA securities, and accrued expense and other liabilities. The Company anticipates settling all other liabilities within one year.

At September 30, 2002, the Company had a short sale transaction to sell $200,000,000 par value of FNMA 6.5% 10/1/2032 on a To-Be-Announced (TBA) basis with settlement date of October 15, 2002. To comply with SFAS No. 133, the transaction was accounted for as a derivative and therefore marked to market with an unrealized loss of $874,000. There was no TBA transaction at December 31, 2001.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Overview

For the quarter ended September 30, 2002, the Company’s net income was $9,496,000, or $0.32 per common share both on a basic and a diluted basis, based on a weighted average of 29,857,000 and 29,991,913 shares outstanding, respectively.  That compares to net income of $7,836,000, or $1.36 per common share on a basic basis and $1.34 per common share on a diluted basis, based on a weighted average of 5,753,000 and 5,846,000 shares outstanding for the quarter ended September 30, 2001.  The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

Net Interest Income

Net interest income for the quarter ended September 30, 2002 was $24,478,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements, compared to $5,632,000 for the quarter ended September 30, 2001. The increase in net interest income for the quarter ended September 30, 2002 is primarily due to an increase in investments in fixed income securities with a net interest margin of approximately 2.82%.  The Company reported dividend income of $106,000 from dividends on equity investments for the quarter ended September 30, 2002, compared to $162,000 for the quarter ended September 30, 2001.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended September 30, 2002		For the Quarter Ended September 30, 2001
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$3,372,586	6.37%	$507,784	7.73%
Cash and Cash Equivalents	2,185	2.56%	2,173	4.42%
Total Interest Earning Assets	3,374,771	6.37%	509,957	7.71%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	3,293,219	3.55%	491,563	3.42%

Net Interest Earning Assets and Spread	$81,552	2.82%	$18,394	4.29%

The effective yield data is computed by dividing the annualized net interest income or expense including hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended September 30, 2002		For the Quarter Ended September 30, 2001
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$3,931	10.79%	$11,368	5.70%

The following table shows the approximate amounts of the change in interest income and expense between 2002 and 2001 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes.

RATE / VOLUME TABLE

(Dollars in thousands)

	Three Months Ended September 30, 2002 compared to 2001
	Total	Changes Due to
	Change	Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$43,892	$55,366	$(11,474)
Cash and cash equivalents	(10)	1	(11)

Total interest income	$43,882	$55,367	$(11,485)

Interest-Bearing Liabilities
Reverse repurchase agreements	$25,036	$24,582	$454

Total interest expense	$25,036	$24,582	$454

Change In Net Interest Income	$18,846	$30,785	$(11,939)

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the quarter ended September 30, 2001, interest expense was decreased by $145,000 from amortization of deferred gains on terminated swap contracts.  During the quarter ended September 30, 2002, interest expense was increased by $14,189,000 paid to swap counterparties.

General and Administrative Expenses

For the quarter ended September 30, 2002, the Company incurred operating expenses consisting of management fees, professional, printing, insurance and other expenses aggregating $880,000, which were offset by a $1,437,000 reversal of annual incentive fee expense for a net operating expense of ($557,000).  For the quarter ended September 30, 2001, the Company incurred operating expenses of $367,000, consisting of management fees, professional, printing, insurance and other expenses.  The primary reason for lower operating expenses in the quarter ended September 30, 2002, compared to the same period in 2001, is due to the reversal of the annual incentive fee. The decrease in operating expenses is partially offset by the increase in management fees as a result of increased average net invested capital.

During the quarter ended September 30, 2002, $1,437,000 of incentive fees previously earned and accrued during the year and an additional $3,795,000 earned during the third quarter was reversed and waived by the Manager.

Net Gain (Loss) on Investment and Derivative Activities

During the quarter ended September 30, 2002, the Company reported a net loss on investment and derivative activities of $15,645,000 in the statement of operations.  This loss consisted of a net loss of $31,878,000 on closed forward contracts, an unrealized loss of $13,733,000 on fixed income trading securities, a gain of $29,890,000 on the sale of $887,838,000 of fixed income trading securities, and a gain of $76,000 on the sale of $242,000 of equity securities available-for-sale.

During the quarter ended September 30, 2001, the Company reported a net gain on investment and derivative activities of $2,409,000 in the statement of operations.  This gain consisted of  $2,107,000 in gains on the sale of $130,456,000 of fixed income trading securities, $11,566,000 gain from the net increase in fair market value of fixed income trading securities, and $11,264,000 in net losses on forward contracts.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Overview

For the nine months ended September 30, 2002, the Company’s net income was $34,746,000, or $1.39 per share on a basic basis and $1.38 per share on a diluted basis, based on a weighted average of 24,975,874 and 25,105,294 shares outstanding, respectively.  That compares to net income of $9,210,000, or $1.60 per common share on a basic basis and $1.58 per common share on a diluted basis, based on a weighted average of 5,753,000 and 5,846,000 shares outstanding, respectively, for the nine months ended September 30, 2001.

Net Interest Income

Net interest income for the nine months ended September 30, 2002 was $62,962,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements compared to $14,352,000 for the nine months ended September 30, 2001.  The increase in net interest income for the nine months ended September 30, 2002 is primarily due to an increase in investments in fixed income securities with a net interest margin of approximately 3.04%.  The Company reported dividend income of $341,000 from dividends on equity investments for the nine months ended September 30, 2002, compared to $656,000 for the nine months ended September 30, 2001.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Nine Months Ended September 30, 2002		For the Nine Months Ended September 30, 2001
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest Earning Assets:
Mortgage Securities	$2,615,606	6.43%	$544,782	7.47%
Cash and Cash Equivalents	6,442	1.80%	3,173	3.99%

Total Interest Earning Assets	2,622,048	6.43%	547,955	7.45%

Interest Bearing Liabilities:
Reverse Repurchase Agreements	2,493,296	3.39%	527,028	4.11%

Net Interest Earning Assets and Spread	$128,752	3.04%	$20,927	3.34%

The effective yield data is computed by dividing the annualized net interest income or expense including certain hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Nine Months Ended September 30, 2002		For the Nine Months Ended September 30, 2001
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$4,159	10.93%	$12,300	7.11%

The following table shows the approximate amounts of the change in interest income and expense between 2002 and 2001 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes.

RATE / VOLUME TABLE

(Dollars in thousands)

	Nine Months Ended September 30, 2002 compared to 2001
	Total	Changes Due to
	Change	Volume(1)	Rates(1)
Interest-Earning Assets
Fixed income securities	$95,689	$116,022	$(20,333)
Cash and cash equivalents	(8)	100	(108)

Total interest income	$95,681	$116,122	$(20,441)

Interest-Bearing Liabilities
Reverse repurchase agreements	$47,071	$61,450	$(14,379)

Total interest expense	$47,071	$61,450	$(14,379)

Change In Net Interest Income	$48,610	$54,672	$(6,062)

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the nine months ended September 30, 2001, interest expense was decreased by $2,242,000 from amortization of deferred gains on terminated swap contracts.  During the nine months ended September 30, 2002, interest expense was increased by $29,342,000 paid to swap counterparties and decreased by $180,000 from amortization of deferred gains on terminated swap contracts.

General and Administrative Expenses

The Company incurred operating expenses of $2,460,000 for the nine months ended September 30, 2002, consisting of management fees, professional, printing, insurance and other expenses.  For the nine months ended September 30, 2001, the Company incurred operating expenses of $936,000 consisting of management fees, professional, printing, insurance and other expenses. The primary reasons for the higher operating expenses in the first nine months of 2002 compared to the first nine months of 2001 were that management fees were much higher due to increased average net invested capital.

Net Gain (Loss) on Investment and Derivative Activities

During the nine months ended September 30, 2002, the Company reported a net loss on investment transactions of $26,097,000 in the statement of operations. The loss consisted of a $594,000 gain on the sale of $1,937,000 of equity securities, a realized gain of $29,907,000 on the sale of  $894,372,000 of fixed income trading securities, a realized loss of $229,000 on the sale of $98,634,000 of fixed income securities classified as available-for-sale, a unrealized loss of $569,000 on fixed income trading securities, and a realized net loss of $55,800,000 on closed forward contracts.

During the nine months ended September 30, 2001, the Company reported a net loss on investment transactions of $4,431,000 in the statement of operations. The loss consisted of a $65,000 gain on the sale of $1,712,000 of equity securities, a realized gain of $6,418,000 on the sale of $332,373,000 of fixed income trading securities, a reported gain of $11,603,000 from the net increase in fair market value of fixed income trading securities and a realized net loss of $22,517,000 on closed forward contracts.

Liquidity and Capital Resources

The Company’s primary sources of funds as of September 30, 2002 and December 31, 2001, consisted of reverse repurchase agreements totaling $3,066,087,000 and $1,376,850,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At September 30, 2002, the Company had borrowing arrangements with approximately twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

For liquidity, the Company will also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on the mortgage assets.

The Company believes that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet anticipated liquidity requirements.  However, an increase in prepayment rates substantially above the Company's expectations could cause a liquidity shortfall.  If the Company’s cash resources are at any time insufficient to satisfy the Company’s liquidity requirements, the Company may be required to liquidate mortgage assets or sell debt or additional equity securities.  If required, the sale of mortgage assets at prices lower than the carrying value of such assets would result in losses and reduced income.

The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes.  All debt securities, other borrowings, and classes of preferred stock will be senior to the common stock in a liquidation of the Company.  The effect of additional equity offerings may be the dilution of stockholders’ equity of the Company or the reduction of the price of shares of the common stock, or both.  The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

Inflation

Virtually all of the Company’s assets and liabilities are financial in nature.  As a result, interest rates and other factors drive the Company’s performance far more than does inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the Company’s dividends are determined by the Company’s net income as calculated for tax purposes; in each case, the Company’s activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company’s two primary components of market risk are interest rate risk and equity price risk, as discussed below.

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

Forward Contract Risk.  The Company may also enter in forward contracts to sell U.S. Treasury notes in addition to or instead of interest rate swap agreements.  These forward contracts are generally expected to mitigate the impact of rising interest rates on the fair value of the Company’s fixed income securities.  However, if the duration mismatch between mortgage securities and U.S. Treasury notes were to widen, which could occur in both a rising and falling interest rate environment, the fair value of the Company’s portfolio would generally be expected to decline.  In addition, the use of forward contracts to sell U.S. Treasury notes generally does not directly impact borrowing costs in the same manner as interest rate swap agreements.  Therefore, the use of such forward contracts could result in net income volatility during periods of interest rate volatility.

The Company also invests in adjustable-rate mortgage assets that are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage asset’s interest rate can change during any given period, as well as the minimum rate payable.  The Company’s borrowings will not be subject to similar restrictions.  Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets are generally limited by caps.  This problem will be magnified to the extent the Company acquires mortgage assets that are not fully indexed.  Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings.  These factors could lower the Company’s net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company’s financial condition, cash flows, and results of operations.

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

Effect on Fair Value.  Another component of interest rate risk is the effect changes in interest rates will have on the market value of the Company’s assets.  This is the risk that the market value of the Company’s assets will increase or decrease at different rates than that of the Company’s liabilities, including its hedging instruments.

The Company primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities, including all hedging instruments.  Duration essentially measures the market price volatility of financial instruments as interest rates change.  The Company generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis table shows the estimated impact on the fair value of the Company’s interest rate sensitive investments, net of its hedging instruments and reverse repurchase agreement liabilities, assuming rates instantaneously fall one hundred basis points and rise one hundred basis points. Interest rate sensitive investments currently include fixed income trading and available-for-sale securities. (Dollars are in thousands except per share amounts.)

	Fair Value for Scenario Shown
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

Interest Rate Sensitive Instruments After Hedging Instruments	$217,900	$247,993	$234,216

Change in Fair Value	$(30,093)	—	$(13,777)
Change as a Percent of Fair Value of Interest Rate Sensitive Investments	(0.87)%	—	(0.40)%
Change as a Percent of Stockholders’ Equity	(14.59)%	—	(6.68)%
Change on a Per Share Basis	($1.01)	—	($0.46)

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond one hundred basis points from current levels.  Therefore, the volatility in fair value for the Company could increase significantly when interest rates change beyond one hundred basis points.  In addition, there are other factors that impact the fair value of the Company’s interest rate sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, there may be differences between the fair value changes shown above and actual changes in fair value as interest rates change, and those differences may be material.

The Company has established an interest rate risk management policy that is intended to mitigate the negative impact of changing interest rates.  The Company generally intends to mitigate interest rate risk by targeting the difference between the market weighted average duration on its mortgage related assets funded with secured borrowings to the market weighted average duration of such borrowings to plus or minus one year or less, taking into account all hedging transactions.  The Company generally does not intend to have any specific duration target for the portion its mortgage related assets that are not funded by secured borrowings.

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

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%

Equity Investments	$3,817	$4,241	$4,665

Change in Fair Value	(424)	—	424
Change as a Percent of Fair Value	(10)%	—	10%
Change as a Percent of Stockholders’ Equity	(0.2)%	—	0.2%
Change on a Per Share Basis	(0.01)	—	0.01

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”)

within 90 days prior to the filing date of this quarterly report on Form 10Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic filings.

(b)         Changes in disclosure controls and procedures.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: November 14, 2002	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2002	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

I, Philip A. Barach, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Apex Mortgage Capital, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of  the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (and persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer

I, David S. DeVito, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Apex Mortgage Capital, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of  the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (and persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer and Controller

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

3.3	Amended and Restated Bylaws of the Company (previously filed as Exhibit 4.4 to the Company’s S-2/A filed on November 27, 2001 and incorporated herein by reference).
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

10.3

Second Amendment to Management Agreement between the Company and TCW Investment Management Company entered into as of December 16, 1999 (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10K405 for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference).

10.4

1997 Stock Option Plan, (previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-36069, Amendment No. 3, filed November 21, 1997 and incorporated herein by reference).

10.5

Amended and Restated 1997 Stock Option Plan, (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10K405 for the year ended December 31, 1998, filed March 31, 1999 and incorporated herein by reference).

10.6

Amended and Restated 1997 Stock Option Plan, as amended December 13, 2001 (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed April 1, 2002 and incorporated herein by reference).

99.1	Section 906 Certification (filed herewith).