Form 10-K
period 2002-12-31
APEX MORTGAGE CAPITAL INC
filed 2003-03-27
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

Yes    ☒                                              No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

On June 28, 2002, which was the last business day of Apex’s most recently completed second fiscal quarter, Apex’s public market value was approximately $445 million (based on 29,701,184 shares of common stock then held by non-affiliates and a closing price that day of $14.99 per share of Common Stock on the American Stock Exchange).  These public market value calculations exclude shares held on the stated dates by Apex’s officers, directors and 5% or greater stockholders.  (Exclusion from these public market value calculations does not imply affiliate status for any other purpose.)

At March 21, 2003, the aggregate market value of the voting stock held by non-affiliates was $196,040,024 based on the closing price of the Common Stock on the American Stock Exchange.

Number of shares of Common Stock outstanding at March 18, 2003: 29,857,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2002, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CERTAIN INFORMATION CONTAINED IN THIS REPORT CONSTITUTES “FORWARD-LOOKING STATEMENTS” WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “ANTICIPATE,” “ESTIMATE,” “INTEND,” “CONTINUE” OR “BELIEVES” OR THE NEGATIVES THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY.  SOME IMPORTANT FACTORS THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENTS INCLUDE CHANGES IN INTEREST RATES; DOMESTIC AND FOREIGN BUSINESS, MARKET, FINANCIAL OR LEGAL CONDITIONS; DIFFERENCES IN THE ACTUAL ALLOCATION OF THE ASSETS OF THE COMPANY FROM THOSE ASSUMED; AND THE DEGREE TO WHICH ASSETS ARE HEDGED AND THE EFFECTIVENESS OF THE HEDGE, AMONG OTHER FACTORS.  IN ADDITION, THE DEGREE OF RISK IN THE COMPANY’S INVESTMENTS IS INCREASED BY THE COMPANY’S LEVERAGING OF ITS ASSETS.

Apex Mortgage Capital, Inc.

2002 Form 10-K Annual Report

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

GENERAL

Apex Mortgage Capital, Inc.  (the “Company”), a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, single-family real estate adjustable and fixed rate mortgage related assets.  The Company commenced operations on December 9, 1997, following the initial public offering of the Company’s common stock.  The Company’s principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0000.

The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its mortgage related assets and the cost of its borrowings.  The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company (the “Manager”), subject to the direction and oversight of the Company’s Board of Directors.  A majority of the Board of Directors are unaffiliated with The TCW Group, Inc. (“TCW” and, together with its subsidiaries and affiliates, the “TCW Group”), or the Manager.  The Manager is a wholly-owned subsidiary of TCW.  The Manager was established in 1987, and the TCW Group began operations in 1971 through one of its affiliates.  The Company’s investment management team are selected members of the TCW Group’s Mortgage-Backed Securities Group (the “MBS Group”), all of whom have over thirteen years of experience in raising and managing mortgage capital.  The Company has elected to be externally managed by the Manager to take advantage of the existing operational systems, expertise and economies of scale associated with the Manager’s current business operations, among other reasons. The Manager’s key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of mortgage related assets.

Website Access to Our Periodic SEC Reports

Our internet address is www.apexreit.com.  We make our periodic SEC reports (Form 10-Q and Form 10-K) and current reports (Form 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC.  We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet Website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

RECENT EVENTS

Dividend Declaration.  On March 13, 2003, the Company’s Board of Directors declared a dividend distribution of $0.25 per share.  The dividend is payable on April 30, 2003, to shareholders of record on March 28, 2003.

Appointment of Samuel P. Bell to Fill Board of Directors Vacancy. Subsequent to the Annual Meeting of Shareholders at which he was reelected, John C. Argue passed away after an eight-month battle with leukemia. The Board of Directors elected Samuel P. Bell to fill the vacancy. Mr. Bell has served as President of Los Angeles Business Advisors since 1996. Previously, Mr. Bell served as the Area Managing Partner of Ernst & Young for the Pacific Southwest Area.

Exploration of Strategic Alternatives.  On March 13, 2003, we announced that our Board of Directors has authorized our management to consider a full range of strategic alternatives for our Company in order to maximize stockholder value, including, but not limited to, the potential sale of the Company.  In this context, our Board of Directors has appointed a special committee consisting of our independent directors.  In the event of a sale of the Company, the Manager is entitled to receive a termination fee under the terms of our management agreement.  For this purpose, in the event of a termination, the Manager and our Board of Directors have agreed to limit the termination fee to an amount less than the fair market value contemplated to be paid under the management agreement.  In the event of a sale of the Company, the termination fee will be an amount up to 50% of the premium over book value of the management agreement, not to exceed $10 million.

Reporting Period.  Unless otherwise noted, this report describes the Company’s operations and developments through the date hereof.

STRATEGY

To achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company’s strategy is to:

•                  purchase primarily single-family real estate adjustable and fixed rate mortgage related assets;

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

The Company has established the following five primary operating policies to implement its business strategy of acquiring assets consisting primarily of United States agency and other highly rated single-family real estate mortgage securities and mortgage loans in order to seek to generate dividend yields that provide a competitive rate of return for its stockholders:

•                                          Investment Policy;

•                                          Leverage Policy;

•                                          Interest Rate Risk Management Policy;

•                                          REIT Compliance Policy; and

•                                          Hedging Strategy Policy.

Compliance with the foregoing operating policies shall be determined by the Manager at the time of the Company’s purchase of the mortgage related assets (based on the most recent valuation thereof by the Company) and will not be affected by events subsequent to the purchase. Such events include, without limitation, changes in characterization, value or rating of any specific mortgage related assets or economic conditions or other events generally affecting any mortgage related assets of the type held by the Company.

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

Uncommitted Secured Borrowings

The Company expects a substantial portion of its borrowings may consist of Uncommitted Secured Borrowings, including reverse repurchase agreements, lines of credit, Dollar-Roll Agreements, and other types of financing transactions.  Such funding sources generally do not commit the lender to continue to provide financing to the Company.  The Company intends to limit the amount of Uncommitted Secured Borrowings to 92% of its total assets, less any assets that are funded with Committed Secured Borrowings, plus the market value of any related hedging transactions.  If the amount of such borrowings exceeds 92%, the Manager will be required to submit to the Company’s Board of Directors a plan designed to bring the total amount of Uncommitted Secured Borrowings below the 92% limitation.  It is anticipated that in many circumstances this goal will be achieved over time without active management through the natural process of mortgage principal repayments and increases in the market value of the Company’s total assets.

Reverse repurchase agreements are a form of borrowing which are evidenced by an agreement by the Company to sell Mortgage-Backed Securities (or other securities) to a third party, coupled with a simultaneous agreement by the Company to repurchase them at a specified future date and price. Basically, the reverse repurchase agreement is a collateralized loan. The difference between the purchase (repurchase) price and the sale price is the dollar cost of the loan. The Company anticipates that it will only enter into reverse repurchase agreements and other financing transactions with counterparties rated investment grade by a Rating Agency and primarily with national broker-dealers, commercial banks and other lenders that offer such financing.

Committed Secured Borrowings

The Company’s borrowings may consist of Committed Secured Borrowings, including the issuance of CMOs, structured commercial paper programs, secured term notes and other financing transactions. Such funding sources generally commit the lender to provide financing to the Company for a specified period of time or to provide financing to the Company to fund specific assets until the assets mature.  The Company intends to limit the amount of Committed Secured Borrowings to 97% of the assets funded with such borrowings at the time any corresponding transaction is entered into.

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

Asset Tests.  The Company must generally meet the following asset tests at the close of each quarter of each taxable year.  At least 75% of the value of the Company’s total assets must consist of Qualified REIT Real Estate Assets, U.S. Government securities, cash and cash items (the “75% Asset Test”). In general, the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company’s total assets in the case of securities of any one impermissible issuer, or (ii) 10% of the outstanding voting securities or value of such securities of any such issuer. An exception is provided, however, for the Company’s interest in a Taxable REIT Subsidiary.

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

Dividend Distribution Requirements.  The Company must generally distribute to its stockholders an amount equal to at least 90% of the Company’s taxable income before deductions of dividends paid and excluding net capital gains.  The Company has until January 31 following the end of the fiscal year in which the dividend is declared to pay the dividends to stockholders and is permitted to offer a special dividend in order to meet the 90% requirement.

Hedging Strategy Policy

The Company utilizes interest rate swaps and other similar financial instruments to mitigate the risk of the cost of its variable-rate liabilities exceeding the earnings on its mortgage related assets during the normal course of business.  The Company has established a hedging strategy policy to provide and maintain the information required to support the processes and accounting for interest rate risk management activities subject to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and related Derivative Implementation Group pronouncements.  The hedging strategy policy includes required documentation to be maintained for derivative hedging activities to qualify for hedge accounting including required description of the hedging relationship and the risk management objective and strategy for undertaking specific hedges.

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

Description of Mortgage Related Assets

The Company invests principally in the following types of mortgage related assets, subject to the operating restrictions described in “Management Policies and Programs” above.

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

Mortgage Derivative Securities.  The Company may acquire Mortgage Derivative Securities not to exceed 10% of its total assets.  Mortgage Derivative Securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans.  Payments on Mortgage Derivative Securities are highly sensitive to the rate of prepayments on the underlying Mortgage Loans.  In the event of more rapid (slower) than anticipated prepayments on such Mortgage Loans, the rates of return on interests in Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest (“Interest Only Derivatives”) would be likely to decline (increase).  Conversely, the rates of return on Mortgage

Derivative Securities representing the right to receive principal only or a disproportionate amount of principal (“Principal Only Derivatives”) would be likely to increase (decrease) in the event of rapid (slow) prepayments.

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

Conforming and Nonconforming Mortgage Loans.  The Company may acquire both Conforming and Nonconforming Mortgage Loans for securitization.  Conforming Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by Fannie Mae, FHLMC or GNMA. Nonconforming Mortgage Loans are Mortgage Loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs.  The Company expects that a majority of Nonconforming Mortgage Loans it purchases will be nonconforming primarily because they have original principal balances that exceed the requirements for FHLMC or Fannie Mae programs.

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

Other Investments.   The Company may acquire Other Investments that include (i) equity and debt securities issued by other primarily mortgage related finance companies, (ii) interests in mortgage related collateralized bond obligations, (iii) other subordinated interests in pools of mortgage related assets, (iv) commercial mortgage loans and securities, and (v) residential mortgage loans other than High Credit Quality Mortgage Loans.  Although the Company expects that its Other Investments will be limited to less than 10% of its total assets, there is no limit to how much of the Company’s stockholders’ equity will be allocated to Other Investments.  There may be periods in which Other Investments represent a large portion of the Company’s stockholders’ equity.

PRINCIPAL RISKS AND SPECIAL CONSIDERATIONS

Leverage Risk.  The Company employs a leveraging strategy of generally borrowing up to 92% of its total assets, less any assets that are funded with committed secured borrowings, plus the market value of any related hedging transactions to finance the acquisition of additional mortgage related assets.  The Company’s borrowings may, from time to time, exceed 92% of its total assets.  In the event borrowing costs exceed the income on its mortgage related assets, the Company will experience negative cash flow and incur losses. Another risk of leverage is the possibility that the value of the collateral securing the borrowings will decline.  In such event, additional collateral or repayment of borrowings would be required.  The Company could be required to sell mortgage related assets under adverse market conditions in order to maintain liquidity.  If these sales were made at prices lower than the carrying value of the mortgage related assets, the Company would experience losses.

Interest Rate Risk.  There is the possibility that the value of the Company’s mortgage related assets may fall since fixed income securities generally fall when interest rates rise.  The longer the term of a fixed income instrument, the more sensitive it will be to fluctuations in value from interest rate changes.  Changes in interest rates may have a significant effect on the Company’s operations, because it may hold mortgage related assets with long terms to maturity.  Rising interest rates will negatively impact the Company’s borrowings since the value of the collateral securing the borrowing will decline in value, requiring additional collateral or repayments of borrowing.  This could reduce the level of borrowings and reduce returns.  Also, when interest rates rise, the Company’s holdings of mortgage related assets can reduce returns if the owners of the underlying mortgages pay-off their mortgages later than anticipated.  This is known as extension risk.  When interest rates decline, the Company’s holdings of the mortgage related assets can reduce returns if the owners of the underlying mortgages pay-off their mortgages sooner than anticipated since the funds prepaid will have to be invested at the then lower prevailing rate.  This is known as prepayment risk.  In addition, when interest rates decline, not only can the value of mortgage related assets decline, but the yield can decline, particularly where the yield on the security is tied to interest rates, such as adjustable mortgages.

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

Failure to Maintain Investment Company Act Exemption Risk.  The Company intends to conduct its business so as not to become a “regulated investment company” under the Investment Company Act.  As a result, the Company’s ownership of certain mortgage related assets may be limited by the Investment Company Act.  This could have the effect of harming the Company’s operations and returns to stockholders.  In addition, if the Company fails to qualify for  the exemption from registration as an investment company, its ability to use leverage would be substantially reduced.  This could reduce income to the Company and returns to stockholders.

Risks Relating to Exploration of Strategic Alternatives. On March 13, 2003, we announced that our Board of Directors has authorized management to consider a full range of strategic alternatives for the Company in order to maximize stockholder value, including, without limitation, the potential sale of the Company. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

•the exploration of strategic alternatives may disrupt our operations and distract management, which could harm our operating results and the market price of our common stock;

•the process of exploring strategic alternatives may be more time-consuming and expensive than we anticipate;

•we may not be able to identify strategic alternatives that we believe are worth undertaking;

•we may not be able to successfully execute or achieve the benefits of a strategic alternative which is approved by the Board or the independent committee thereof formed for that purpose;

•we may incur significant financial advisory fees, legal and accounting fees and other general and administrative expenses associated with exploring and/or implementing various strategic alternatives, including possible termination or break-up fees with counter-parties; and

•we may terminate our management agreement with the Manager upon the consummation of any sale of the Company and, in such event, we will be obligated to pay the Manager a termination fee which could be substantial.

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

General

The Code provides special tax treatment for organizations that qualify and elect to be taxed as REITs.  In brief, if certain specific conditions imposed by the Code are met, entities that invest primarily in real estate assets, including

Mortgage Loans, that otherwise would be taxed as corporations are generally not taxed at the corporate level on their taxable income that is distributed to their stockholders.  This treatment eliminates most of the “double taxation” (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles.  A qualifying REIT, however, may be subject to certain excise and other taxes, as well as normal corporate tax, on Taxable Income that is not currently distributed to its stockholders.

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

In addition, the Company will also be subject to a tax of 100% of net income from any prohibited transaction under the Code and will be subject to a tax on the amount subject to the provisions of the Code by which it fails either the 75% or 95% Gross Income Tests, if the failure to satisfy such tests is due to reasonable cause and not willful neglect and if certain other requirements are met.  The Company may also be subject to the alternative minimum tax on certain items of tax preference with respect to undistributed income.

The Company may securitize Mortgage Loans and sell such mortgage securities through a Taxable REIT Subsidiary.  However, if the Company itself were to sell such mortgage securities on a regular basis, there is a substantial risk that they would be deemed dealer property and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions under the Code.  The Company, therefore, intends to make any such sales through a Taxable REIT Subsidiary. The taxable subsidiary will not be subject to this 100% tax on income from prohibited transactions under the Code, which is only applicable to REITs.

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

Taxation of Stockholders

For any taxable year in which the Company is treated as a REIT for federal income purposes, because the Company holds only mortgage related assets and not actual real property in its portfolio, amounts distributed by the Company to its stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends.  In the latter case, the distributions will be taxable to the stockholders as long-term capital gains.

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

Taxation of Tax-Exempt Entities

In general, a Tax-Exempt Entity that is a stockholder of the Company is not subject to tax on distributions.  The IRS has ruled that amounts distributed by a REIT to an exempt employees’ pension trust do not constitute UBTI and thus should be nontaxable to such a Tax-Exempt Entity.  However, if a Tax-Exempt Entity has financed the acquisition of any of its stock in the Company with “acquisition indebtedness” within the meaning of the Code, distributions on such stock could be treated as UBTI.  Under certain conditions, if a tax-exempt employee pension or profit sharing trust were to acquire more than 10% of the Company’s Common Stock, a portion of the dividends on such Common Stock could be treated as UBTI.

For social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code Sections 501(c)(7), (c)(9), (c)(17) and (c)(20), respectively, income from an investment in the Company will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated by its investment in the Company.  Such entities should review Code Section 512(a)(3) and should consult their own tax advisors concerning these “set aside” and reserve requirements.

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

Certain United States Federal Income Tax Consequences Applicable to Foreign Holders

The following discussion summarizes certain United States tax consequences of the acquisition, ownership and disposition of the Common Stock by a purchaser of the Common Stock that, for United States income tax purposes, is not a “United States Holder” (a “Foreign Holder”).  For purposes of discussion, a United States Holder means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof (unless, in the case of a partnership, the IRS provides otherwise by regulations); an estate whose income is includable in gross income for United States income tax purposes regardless of its source; or, a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.  This discussion does not consider any specific facts or circumstances that may apply to a particular Foreign Holder.  Prospective investors are urged to consult their tax advisors regarding the United States tax consequences of acquiring, holding and disposing of the Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

Dividends.  Dividends paid by the Company out of earnings and profits to a Foreign Holder will generally be subject to federal income tax withholding at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business conducted by the Foreign Holder.  A Foreign Holder eligible for a reduction in withholding under an applicable treaty must so notify the Company by completing the appropriate IRS form.  Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder’s adjusted basis in his Common Stock, and thereafter, as gain from the sale or exchange of a capital asset as described below.  If it cannot be determined at the time a distribution is made whether such distribution will exceed the Company’s earnings and profits (which, under most circumstances, will correspond to the Company’s net income before the deduction for dividends paid), the distribution will be subject to withholding at the same rate as dividends.  However, any amounts withheld will be refundable or creditable against the Foreign Holder’s United States tax liability if the Company subsequently determines that such distribution was, in fact, in excess of the earnings and profits of the Company.  If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Foreign Holder, the dividend received will be subject to the United States federal income tax on net income that applies to United States persons generally (and, in addition with respect to foreign corporate holders and under certain circumstances, the 30% branch profits tax).

For any year in which the Company qualifies as a REIT, distributions to a Foreign Holder that are attributable to gain from the sales or exchanges by the Company of “United States real property interests” will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”).  Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption.  The Company is required to withhold 35% of any distribution that could be designated by the Company as a capital gains dividend.  This amount may be credited against the Foreign Holder’s FIRPTA tax liability.

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

Gain recognized by a Foreign Holder upon a sale of its Common Stock will generally not be subject to tax under FIRPTA if the Company is a “domestically controlled REIT,” which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-U.S.  persons.  Because only a minority of the Company’s stockholders are expected to be Foreign Holders, the Company anticipates that it will qualify as a domestically controlled REIT. Accordingly, a Foreign Holder should not be subject to U.S. tax from gains recognized upon disposition of the Common Stock.  However, because the Common Stock is publicly traded, no assurance can be given that the Company will be a domestically controlled REIT.

Information Reporting and Backup Withholding. United States information reporting requirements and backup withholding tax will generally not apply to dividends paid on the Common Stock to a Foreign Holder at an address outside the United States.  Payments by a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding and information reporting unless the holder certifies its Foreign Holder status under penalty of perjury or otherwise establishes an exemption.  Information reporting requirements (but not backup withholding) will also apply to payments of the proceeds of sales of the Common Stock by foreign offices of United States brokers, or foreign brokers with certain types of relationships to the United States, unless the broker has documentary evidence in its records that the holder is a Foreign Holder and certain other conditions are met, or the holder otherwise establishes an exemption.

Backup withholding is not an additional tax.  Any amounts withheld under the backup withholding rules will be refunded or credited against the Foreign Holder’s United States federal income tax liability, provided that the required information is furnished to the IRS.

ERISA CONSIDERATIONS

In considering an investment in the Common Stock, a fiduciary of a profit-sharing, pension stock bonus plan or individual retirement account (“IRA”), including a plan for self-employed individuals and their employees or any other employee benefit plan subject to prohibited transaction provisions of the Code or the fiduciary responsibility provisions of ERISA (an “ERISA Plan”) should consider (a) whether the ownership of Common Stock is in accordance with the documents and instruments governing such ERISA Plan, (b) whether the ownership of Common Stock is consistent with the fiduciary’s responsibilities and satisfies the requirements of Part 4 of Subtitle B of Title I of ERISA (where applicable) and, in particular, the diversification, prudence and liquidity requirements of Section 404 of ERISA, (c) ERISA’s prohibitions in improper delegation of control over, or responsibility for, “plan assets” and ERISA’s imposition of co-fiduciary liability on a fiduciary who participates in, permits (by action or inaction) the occurrence of, or fails to remedy a known breach of duty by another fiduciary and (d) the need to value the assets of the ERISA Plan annually.

In regard to the “plan assets” issue noted in clause (c) above, O’Melveny & Myers LLP, the Company’s counsel, at the time of the Company’s public offering was of the opinion that the Common Stock should qualify as a “publicly offered security,” and, therefore, the acquisition of such Common Stock by ERISA Plans should not cause the Company’s assets to be treated as assets of such investing ERISA Plans for purposes of the fiduciary responsibility provisions of ERISA or the prohibited transaction provisions of the Code.  Fiduciaries of ERISA Plans and IRAs should consult with and rely upon their own advisors in evaluating the consequences under the fiduciary provisions of ERISA and the Code of an investment in Common Stock in light of their own circumstances.

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

EMPLOYEES

As of December 31, 2002, the Company had no employees.  The Manager manages the day-to-day operations of the Company, subject to the direction and oversight of the Company’s Board of Directors and under the terms of a Management Agreement discussed below.

THE MANAGEMENT AGREEMENT

The Company has renewed its Management Agreement with the Manager for a one year term ending on December 31, 2003.  The Manager is primarily involved in two activities: (i) asset/liability management—acquisition, financing, hedging, management and disposition of mortgage related assets, including credit and prepayment risk management; and (ii) capital management—oversight of the Company’s structuring, analysis, capital raising and investor relations activities.  In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of mortgage related assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company’s mortgage related assets and provides certain administrative and managerial services in connection with the operation of the Company.  The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company’s Board of Directors.  The Manager is required to prepare regular reports for the Company’s Board of Directors that will review the Company’s acquisitions of mortgage related assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company’s Board of Directors.

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

The Manager shall also be entitled to receive as incentive compensation for each fiscal quarter, an amount equal to 30% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%.  The incentive compensation calculation and payment will be made quarterly in arrears.  The term “Return on Equity” is calculated for any quarter by dividing the Company’s Net Income for the quarter by its Average Net Worth for the quarter.  For purposes of calculating the incentive compensation payable, the definition “Return on Equity” is not related to the actual distributions received by stockholders or to an individual investor’s actual return on investment.  For such calculations, the “Net Income” of the Company means the taxable income of the Company (including net capital gains, if any) before the Manager’s incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with accounting principles generally accepted in the United States of America.  A deduction for all of the Company’s interest expenses for borrowed funds is taken into account in calculating Net Income. “Average Net Worth” for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company’s retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, minus the cumulative amounts paid by the Company to repurchase its shares.

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

Expenses

Subject to the limitations set forth below, the Company will generally pay all its operating expenses, except those specifically required to be borne by the Manager under the Management Agreement.  The operating expenses required to be borne by the Manager include the compensation of the Company’s officers and the cost of office space, equipment and other personnel required for the Company’s day-to-day operations.  The expenses that are paid by the Company will include (but not necessarily be limited to) the cost of money borrowed by the Company (including interest), taxes and license fees, issuance and transaction costs incident to the acquisition, disposition and financing of investments, costs related to hedging transactions, legal, investigatory, accounting and auditing fees and expenses, consultants’ advisory services with respect to REIT and other compliance matters, the compensation and expenses of the Company’s unaffiliated directors, the costs of making distributions and printing and mailing proxies and reports to stockholders, costs incurred by employees of the Manager for travel on behalf of the Company, costs incident to the issuance of mortgage securities, costs incident to the accumulation and servicing of Mortgage Loans, costs associated with any computer software or hardware that is used solely for the Company, costs to obtain liability insurance to indemnify the Manager, the Company’s directors and officers, and the Company’s underwriters, the compensations and expenses of the Company’s custodian, transfer agent and registrar, and any extraordinary or non-recurring costs or charges incurred by the Company, if any.  Certain Company operating expenses  shall be limited to an amount per year equal to the greater of 2% of the Average Net Invested Capital of the Company or 25% of its Net Income for that year.  The operating expenses that are subject to this limitation are:

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

(vi)                              legal, accounting and auditing fees and expenses relating to the Company’s or any subsidiary’s operations (excluding litigation-related fees and expenses);

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

(ix)                                costs associated with computer hardware and software, third party information services and office expenses that relate solely to the business activities of the Company; and

(x)                                   all other expenses regarded as ordinary operating expenses in accordance with accounting principles generally accepted in the United States of America, exclusive of certain specifically excluded expenses as described below.

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

Certain Relationships; Conflicts of Interest

In addition to its base management compensation under the Management Agreement, the Manager has the opportunity to earn incentive compensation for each fiscal quarter, subject to an annual reconciliation so that the incentive compensation is based on earnings for the entire calendar year, in an amount equal to 30% of the Net Income of the Company (before payment of such incentive compensation) in excess of the amount that would produce an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%.  In evaluating mortgage related assets for investment and in other operating strategies, an undue emphasis on the maximization of taxable income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee could result in increased risk to the value of the Company’s mortgage related asset portfolio.

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

The Manager and its Affiliates may act as investment adviser or manager for other entities, which may or may not include services similar to those it renders to the Company.  Pursuant to the terms of the Management Agreement, the Manager and its Affiliates will agree on the allocation of mortgage securities between the Company and other accounts over which the Manager and its Affiliates have control.  The Manager will base allocation decisions on the procedures the Manager considers fair and equitable, including, without limitation, such considerations as investment objectives, restrictions and time horizons, availability of cash and the amount of existing holdings.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of Shareholders held June 20, 2002, shareholders of record as of April 30, 2002 were asked to vote to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors. 23,400,987 shares were voted for the proposal, 137,909 shares were voted against the proposal, no shares were withheld, 40,226 shares abstained and no votes were broker non-votes. In addition, the above-described shareholders were asked to vote on the three Class I Directors of the Company’s Board of Directors to hold office until the Annual Meeting of Shareholders in 2005. 23,444,397 shares were voted for John C. Argue and 134,725 shares were voted against or were withheld. 23,455,506 shares were voted for Carl C. Gregory III and 123,616 shares were voted against or were withheld. 22,985,739 shares were voted for Jeffrey E. Gundlach and 593,383 shares were voted against or were withheld.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity Market Activity

Commencing on December 4, 1997, the Company’s Common Stock began trading on the New York Stock Exchange. Effective February 8, 2001, the Company ceased trading on the New York Stock Exchange and commenced trading its Common Stock on the American Stock Exchange under the trading symbol “AXM.” As of December 31, 2002, the Company had 29,857,000 shares of Common Stock issued and outstanding.  As of March 18, 2003, the approximate number of record holders of our Common Stock was 167.

The following table sets forth the high, low and closing sales prices per share of Common Stock and the cash dividend declared per share of Common Stock.

				Cash Dividends Declared Per Share
	Stock Price
	High	Low	Close
2002

Fourth Quarter ended December 31, 2002	$10.91	$5.44	$6.54	$0.45
Third Quarter ended September 30, 2002	$13.94	$10.12	$11.19	$0.50
Second Quarter ended June 30, 2002	$16.00	$11.55	$14.99	$0.50
First Quarter ended March 31, 2002	$12.03	$10.50	$11.59	$0.50

2001

Fourth Quarter ended December 31, 2001	$11.78	$10.05	$11.25	$0.80
Third Quarter ended September 30, 2001	$12.46	$9.90	$10.40	$0.40
Second Quarter ended June 30, 2001	$11.69	$9.10	$11.35	$0.40
First Quarter ended March 31, 2001	$9.73	$6.90	$9.45	$0.35

On March 13, 2003, the Company’s Board of Directors declared a dividend distribution of $0.25 per share.  The dividend is payable on April 30, 2003 to shareholders of record on March 28, 2003.

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

The Company repurchased 947,100 shares during the year ended December 31, 1998.  The average price per share repurchased and retired during the year ended December 31, 1998 was $11.16.  No shares were repurchased during the years ended December 31, 2002, 2001 and 2000.

An additional 552,900 shares are currently authorized for potential repurchase in the future.  The Company may continue to repurchase shares in the future when market conditions warrant.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data are derived from audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999, 1998. The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Days in year	365	365	366	365	365

Interest income	$163,545,000	$48,891,000	$42,834,000	$52,517,000	$41,975,000
Interest expense	$89,251,000	$23,723,000	$33,779,000	$42,345,000	$36,007,000
Net interest income	$74,294,000	$25,168,000	$9,055,000	$10,172,000	$5,968,000
Net (loss) gain from investment and derivative activity	$(16,388,000)	$(5,015,000)	$(36,703,000)	$1,938,000	$1,047,000
General and administrative expenses	$5,510,000	$1,823,000	$1,734,000	$3,385,000	$2,104,000
Net income (loss) before cumulative effect of change in accounting principle	$52,838,000	$20,887,000	$(28,243,000)	$11,112,000	$5,547,000
Cumulative effect of change in accounting principle (See Note 1 below)	—	$(2,173,000)	—	—	—
Net income (loss)	$52,838,000	$18,714,000	$(28,243,000)	$11,112,000	$5,547,000
Average number of shares outstanding	26,206,000	7,235,000	5,753,000	5,753,000	6,190,000
Basic net income (loss) per share before cumulative effect of change in accounting principle	$2.02	$2.89	$(4.91)	$1.93	$0.90
Diluted net income (loss) per share before cumulative effect of change in accounting principle	$2.01	$2.85	$(4.91)	$1.92	$0.90
Basic net income (loss) per share	$2.02	$2.59	$(4.91)	$1.93	$0.90
Diluted net income (loss) per share	$2.01	$2.55	$(4.91)	$1.92	$0.90
Dividends declared per share	$1.95	$1.95	$1.51	$1.72	$1.07

	At December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Fixed income securities	$2,424,907,000	$1,505,529,000	$600,131,000	$701,143,000	$829,713,000
Equity securities	$4,168,000	$6,028,000	$9,068,000	$17,481,000	$16,422,000
Total assets	$2,445,378,000	$1,535,425,000	$614,073,000	$735,745,000	$865,478,000
Reverse repurchase agreements	$2,112,444,000	$1,376,850,000	$545,434,000	$672,660,000	$767,908,000
Total liabilities	$2,250,719,000	$1,405,395,000	$569,690,000	$679,704,000	$777,448,000
Stockholders’ equity	$194,659,000	$130,030,000	$44,383,000	$56,041,000	$88,030,000
Book value per share	$6.52	$8.36	$7.71	$9.74	$15.30
Fair value of off balance sheet hedging instruments (pre SFAS No. 133)	—	—	—	$3,815,000	$(9,994,000)

Note (1)          The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. Adoption of SFAS No. 133 resulted in a transition adjustment of $2,173,000, shown as the cumulative effect of change in accounting principle on the statement of operations for the year ended December 31, 2001, to increase accumulated other comprehensive income and to decrease current earnings. The net transition adjustment arose because forward contracts previously used to manage the effects of interest rate changes on fair values of fixed income available-for-sale securities and accounted for as hedges did not qualify for hedge accounting treatment under SFAS No. 133. The net adjustment of $2,173,000 comprises $10,063,000 of unrealized gains on the investment securities whose values were hedged by forward contracts, $8,505,000 of deferred losses on previously closed forward contracts, and $3,731,000 of unrealized losses on open forward contracts. Prior to adopting SFAS No. 133, the Company accounted for changes in fair values of the forward contracts through adjustments to accumulated other comprehensive income (loss). Following adoption of SFAS No. 133, the Company recognizes changes in fair values of forward contracts as a component of net gain (loss) on investment and derivative activities in the statement of operations.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

GENERAL

The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its mortgage related assets and the cost of its borrowings.  The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net taxable income to its stockholders and maintains its qualification as a REIT.

FINANCIAL CONDITION

Fixed Income Securities

At December 31, 2002 and 2001, the Company held $2,424,907,000 and $1,505,529,000 of fixed income securities, respectively. The increase in fixed income securities held at December 31, 2002 was primarily the result of two completed follow-on equity offerings during 2002. With the net proceeds from those offerings and the use of leverage, the Company increased its investments in fixed income securities. The original maturity of a significant portion of the fixed income securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of fixed income securities held and listed by security type (dollars in thousands):

	December 31, 2002		December 31, 2001
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Mortgage Securities:
Adjustable Rate(1)	$9,173	0.38%	$16,196	1.08%
Fixed Rate	2,415,484	99.61%	1,483,881	98.56%
Other Fixed Income Securities	250	0.01%	5,452	0.36%
Totals	$2,424,907	100.00%	$1,505,529	100.00%

(1)          At December 31, 2002, the interest rate indices for 99% and 1% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

At December 31, 2001, the interest rate indices for 98% and 2% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the fixed income securities held by the Company at December 31, 2002 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life(1)

30 Year Agency Pass-throughs	$2,327,391	98.98%	101.54%	103.24%	6.07%	2.7
AAA CMOs	12,409	0.53%	97.54%	101.91%	7.10%	1.0
Total Fixed Rate Holdings	2,339,800	99.51%	101.52%	103.23%	6.08%	2.7

Other Fixed Income Securities	2,500	0.11%	16.04%	10.00%	18.28%	0.3
Adjustable Rate Holdings	8,965	0.38%	97.42%	102.32%	5.12%	1.0

Category Total	$2,351,265	100.00%	101.41%	103.13%	6.09%	2.7

The following table shows various weighted average characteristics of the fixed income securities held by the Company at December 31, 2001 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life(1)

20 Year Agency Pass-throughs	$187,529	12.47%	97.09%	101.88%	6.50%	3.6
30 Year Agency Pass-throughs	1,203,215	80.02%	101.25%	100.15%	6.50%	6.8
AAA CMOs	86,600	5.76%	96.09%	101.38%	6.69%	2.5
Total Fixed Rate Holdings	1,477,344	98.25%	100.42%	100.44%	6.51%	6.2

Other Fixed Income Securities	10,400	0.69%	60.33%	52.42%	13.46%	0.8
Adjustable Rate Holdings	15,895	1.06%	98.57%	101.89%	7.07%	1.0

Category Total	$1,503,639	100.00%	100.12%	100.13%	6.56%	6.1

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

Equity Securities

At December 31, 2002 and 2001, the Company held $4,168,000 and $6,028,000 of equity securities, respectively. The decrease in the value of equity securities at December 31, 2002 was primarily due to the sale of a portion of convertible preferred stock in Capstead Mortgage Corporation during 2002. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At December 31, 2002, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:

Dynex Capital, Inc.	75	$122	$363
Total Common Stock		122	363

Convertible Preferred Stock:

Capstead Mortgage Corporation, Series B	321	2,722	3,805
Total Convertible Preferred Stock		2,722	3,805

Total Equity Securities		$2,844	$4,168

At December 31, 2001, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:

Dynex Capital, Inc.	75	$122	$158
Total Common Stock		122	158

Convertible Preferred Stock:

Capstead Mortgage Corporation, Series B	480	4,065	5,870
Total Convertible Preferred Stock		4,065	5,870

Total Equity Securities		$4,187	$6,028

Other Assets

The Company had other assets of $14,847,000 and $14,918,000 at December 31, 2002 and 2001, respectively. The decrease in other assets was primarily due to a decrease in receivable for unsettled securities offset by an increase in interest receivable as a result of increased investments in fixed income securities during 2002. Other assets also consist of principal payments receivable, deferred insurance expense, deferred shareholder rights expense and other prepaid expenses.

Stockholders’ Equity

The Company had stockholders’ equity of $194,659,000 and $130,030,000 at December 31, 2002 and 2001, respectively. The increase in stockholders’ equity at December 31, 2002 was primarily the result of the completion of two follow-on public equity offerings with total proceeds (net of underwriting discounts, commissions and other expenses) of $155,601,000 during 2002. The increase was partially offset by an increase in accumulated other comprehensive loss of $88,043,000 and accumulated deficit of $3,169,000 for the year ended December 31, 2002. The increase in accumulated other comprehensive loss included an increase in unrealized gains on available-for-sale securities, an increase in unrealized losses on interest rate swaps, and an increase in deferred loss on terminated interest rate swaps. The increase in accumulated deficit included net income less dividends declared for the year ended December 31, 2002.

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

During the fourth quarter of 2002, the Company terminated a portion of the outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57%. As a result of declining reverse repurchase agreement balances, the Company accelerated the deferred loss recognition and reclassified $2,593,000 from accumulated other comprehensive income (loss) to net loss from investment and derivative activities for the year ended December 31, 2002. The acceleration of the deferred loss recognition depends on the balance of reverse repurchase agreements maintained by the Company.  If the general level of reverse repurchase agreements were to decline further, the Company may be required to accelerate the deferred loss recognition in the future. The remaining deferred loss is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements.

At December 31, 2002, the Company had entered into interest rate swap agreements summarized below:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1 Month LIBOR	4.4 years	$120,098

At December 31, 2001, the Company had entered into interest rate swap agreements summarized below:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Gains

$850,000	4.239%	1 Month LIBOR	6.6 years	$4,620

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

The Company’s forward contracts do not meet the criteria for hedge accounting under SFAS No. 133.  Therefore, changes in their fair values affect current earnings, as do changes in the fair values of the securities to which they are matched — such securities are classified as trading securities.  Although the changes in the fair values of the forward contracts and the trading securities are offsetting, the contracts are not fully effective as hedges and, therefore, there can be volatility in periodic earnings to the extent they are not effective.

At December 31, 2002, the Company had no open forward contracts to sell U.S. Treasury notes.

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with the terms summarized below:

(Dollars in thousands)

Current Notional Amount	AverageContract Price	Fair Value of Contracts	Average Termination Date	Unrealized Losses

$359,000	100.825	$365,235	1/14/2002	$3,275

The contracts were entered into to mitigate the negative impact of rising interest rates on certain fixed income securities that generally have a market weighted average duration approximately equal to the contracts shown above. It should be noted that average duration volatility of the mortgage related securities can be more volatile than that of the contracts which could result in losses if interest rate volatility is high.

Liabilities

The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities.  These agreements are secured by a portion of the Company’s mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% and a maturity of one month. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $2,199,852,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a maturity of one month.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $1,440,014,000.

The increase in outstanding reverse repurchase agreements at December 31, 2002 was the result of the Company’s follow-on equity offerings completed during 2002. The Company utilized the net proceeds of these follow-on equity offerings to increase leverage. Such leverage was being used to take advantage of market opportunities and to invest the portfolio as fully as possible in anticipation of any future acceleration in prepayment rates, which would reduce leverage over time.

The Company had interest rate swaps with an unrealized loss of $120,098,000 and an unrealized gain of $4,620,000 at December 31, 2002 and 2001, respectively. The decrease in value of interest rate swaps was due to an increase in the notional amount from $850,000,000 to $1,678,500,000 during 2002, combined with a decrease in the one-month LIBOR rate. Under the swap agreements, the Company receives a floating rate and pays a fixed rate.

The Company had $18,177,000 and $28,545,000 of other liabilities at December 31, 2002 and 2001, respectively. The decrease in other liabilities at December 31, 2002 was primarily due to a decrease of $9,475,000 in accrued expenses and other liabilities during 2002. Other liabilities also consist of accrued interest payable and dividend payable at December 31, 2002. The Company anticipates settling all other liabilities within one year.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Overview

For the year ended December 31, 2002, the Company’s net income was $52,838,000, or $2.02 per common share on a basic basis and $2.01 on a diluted basis, based on a weighted average of 26,206,000 and 26,300,000 shares outstanding, respectively. That compares to net income of $18,714,000, or $2.59 per common share on a basic basis and $2.55 on a diluted basis, based on a weighted average of 7,235,000 and 7,325,000 shares outstanding, respectively, for the year ended December 31, 2001. The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

The primary reasons for the substantial change in operating results for 2002 compared to 2001 are:  (1) changes in interest rates and market conditions affecting the fair values of the Company’s Mortgage Related Securities and related derivative financial instruments and net interest income, (2) related changes in investment and hedging strategies, and (3) substantial increases in the Company’s equity capital, borrowings and Mortgage Related Securities in the first and second quarter’s of 2002.

The Federal Reserve Board reduced short-term rates one time, dropping the Fed funds target from 1.75% to 1.25%, during the calendar year ended December 31, 2002. Yields on three and six month Treasury securities fell from 1.71% and 1.79% to 1.19% and 1.20%, respectively. However, the yield on the 10-year Treasury fell 1.24% from 5.05% to 3.81%, thus flattening the yield curve. The one-month LIBOR rate fell from 1.87% to 1.38% by year-end. The reduction in short term rates lowered the Company’s average borrowing cost for the year ended December 31, 2002 to 3.50%, down 13 basis points from the year ended December 31, 2001 during which the average borrowing rate was 3.63%. Although borrowing rates fell during the year, the flattening yield curve decreased the Company’s net profit margin to 2.62% for the year compared to a net profit margin of 3.57% for the previous year.

Net Interest Income

Net interest income for the year ended December 31, 2002 was $74,294,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements and interest rate swaps, compared to $25,168,000 for the year ended December 31, 2001, or an increase of 195%.   The increase in net interest income for the year ended December 31, 2002 was primarily due to an increase in investments in fixed income securities with a net interest margin of approximately 2.62%. Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s fixed income securities, reverse repurchase agreements and interest rate swaps, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Year Ended December 31, 2002		For the Year Ended December 31, 2001
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Mortgage Securities	$2,667,237	6.13%	$676,415	7.21%
Cash and Cash Equivalents	6,758	1.44%	2,943	3.81%
Total Interest-Earning Assets	2,673,995	6.12%	679,358	7.20%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	2,549,641	3.50%	653,953	3.63%

Net Interest-Earning Assets and Spread	$124,354	2.62%	$25,405	3.57%

The effective yield data is computed by dividing the annualized net interest income or expense, including the effect on interest expense of hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities, with the corresponding effective dividend yield annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Year Ended December 31, 2002		For the Year Ended December 31, 2001
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$4,069	10.86%	$11,984	6.80%

The following table shows the approximate amounts of the change in interest income and expense between 2002 and 2001 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes:

RATE / VOLUME TABLE

(Dollars in thousands)

	Year Ended December 31, 2002 compared to 2001
	Total Change	Changes Due to
		Volume(1)	Rates(1)
Interest-Earning Assets
Fixed income securities	$114,669	$143,459	$(28,790)
Cash and cash equivalents	(15)	145	(160)

Total interest income	114,654	143,604	(28,950)

Interest-Bearing Liabilities
Reverse repurchase agreements	65,528	68,844	(3,316)

Total interest expense	65,528	68,844	(3,316)

Change In Net Interest Income	$49,126	$74,760	$(25,634)

(1)          Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During 2002, interest expense was increased by $43,231,000 paid to swap counterparties and $920,000 from amortization of net deferred losses on terminated swap contracts.

Dividend Income

The Company reported dividend income of $442,000 from dividends on equity investments for the year ended December 31, 2002, compared to $815,000 for the year ended December 31, 2001, a decrease of 46%. The decrease was the result of the sale of $1,937,000 of equity securities available-for-sale during 2002.

Net Gain (Loss) on Investment and Derivative Activities

During 2002, the Company reported net losses on investment and derivative activities of $16,388,000 in the statement of operations. This loss consisted of a net loss of $55,517,000 on closed forward contracts, a gain of $28,156,000 on the sale of $1,456,542,000 of fixed income trading securities, a gain of $16,929,000 on the sale of $1,565,180,000 of fixed income available-for-sale securities, a gain of $593,000 on the sale of $1,937,000 equity securities available-for-sale, a loss of $2,593,000 on terminated swaps, and an unrealized loss of $3,956,000 on fixed income trading securities.

During 2001, the Company reported net losses on investment and derivative activities of $5,015,000, consisting primarily of a realized net loss of $19,007,000 on closed forward contracts, a realized gain of $7,676,000 on the sale of $379,198,000 of fixed income trading securities, a gain of $3,076,000 on the sale of equity securities available-for-sale and an unrealized gain of $3,240,000 on trading securities.

General and Administrative Expenses

General and administrative expenses increased to $5,510,000 for the year ended December 31, 2002 from $1,823,000 for the year ended December 31, 2001. The primary reason for the increase was due to increased management fees as a result of increased net invested capital and an increase in incentive fee expenses of $1,366,000 for 2002. The increase in net invested capital was primarily the result of two additional follow-on offerings in 2002.  An increase of  $700,000 in other expenses was primarily due to increased custodian bank fees as a result of additional assets purchased in 2002 after the two additional follow-on offerings.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Overview

For the year ended December 31, 2001, the Company’s net income was $18,714,000, or $2.59 per common share  on a basic basis and $2.55 on a diluted basis, based on a weighted average of 7,235,000 and 7,325,000 shares outstanding, respectively. That compares to a net loss of $28,243,000, or $4.91 per common share on a basic and diluted basis, based on a weighted average of 5,753,000 shares outstanding, for the year ended December 31, 2000. The primary reasons for the substantial change in operating results for 2001 compared to 2000 are: (1) changes in interest rates and market conditions affecting the fair values of the Company’s Mortgage Related Securities and related derivative financial instruments and net interest income, (2) related changes in investment and hedging strategies, especially in the third quarter of 2000, and (3) substantial increases in the Company’s equity capital, borrowings and Mortgage Related Securities in the fourth quarter of 2001.

The Federal Reserve Board reduced short-term rates 11 times, dropping the Fed funds target from 6.50% to 1.75%, during the calendar year ending December 31, 2001 resulting in a steeper yield curve. The yields on three and six month Treasury securities declined from 5.88% and 5.689% to 1.71% and 1.79%, respectively. However, the yield on the 10-year Treasury bond remained relatively flat declining only seven basis points from 5.10% to 5.03%. The one-month LIBOR rate also declined from 6.56% to 1.87% by year-end. The reduction in short-term rates lowered the Company’s average borrowing cost for the year ending December 31, 2001 to 3.63%, down 223 basis points from the year ending December 31, 2000, during which the average borrowing rate was 5.86%. During the year, the Company benefited from its strategy of investing in fixed rate mortgages of high credit quality and the decline in funding costs. Consequently, these lower short-term rates increased the Company’s net profit margin to 3.57% for the year compared to a net profit margin of 0.91% for the previous year.

During the fourth quarter of 2001, the Company completed two follow-on equity offerings of its Common Stock, issuing an additional 9,775,000 shares, bringing the Company’s total outstanding shares to 15,555,500 at December 31, 2001. The Company used virtually all of the net proceeds of the equity offerings to invest in high credit quality fixed rate mortgages. Given the favorable operating environment, the Company used leverage to increase its assets to $1,535,425,000 on December 31, 2001 from $614,073,000 on December 31, 2000. Additionally, in recognition of these historically low short-term rates, the Company elected to effectively extend the term of its borrowings using hedging instruments. In the fourth quarter of 2001, the Company entered into $850 million of interest-rate swaps with an average term of 4.6 years and average cost of 4.24%. The Company’s reliance on short-term interest rates is reduced since a large share of its liabilities are now fixed.

Net Interest Income

Net interest income for the year ended December 31, 2001 was $25,168,000, compared to $9,055,000 for the year ended December 31, 2000, or an increase of 278%. This change was the net result of an increase in interest income of $6,057,000, or 14%, and a decrease in interest expense of $10,056,000, or 30%. Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s fixed income securities and reverse repurchase agreements, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets, as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Mortgage Securities	$669,913	7.11%	$622,350	6.67%
Other Fixed Income Assets	6,502	17.20%	6,945	16.09%
Cash and Cash Equivalents	2,943	3.81%	3,588	4.96%
Total Interest-Earning Assets	679,358	7.20%	632,883	6.76%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	653,953	3.63%	576,190	5.86%

Net Interest-Earning Assets and Spread	$25,405	3.57%	$56,693	0.90%

The effective yield data is computed by dividing the annualized net interest income or expense, including hedging transaction (as applicable) into the average daily balance shown.

The following table shows the approximate amounts of the change in interest income and expense between 2001 and 2000 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes:

RATE / VOLUME TABLE

(Dollars in thousands)

	Year Ended December 31, 2001 compared to 2000
	Total Change	Changes Due to
		Volume(1)	Rates(1)
Interest-Earning Assets
Fixed income securities	$6,161	$3,190	$2,976
Cash and cash equivalents	(104)	(51)	(53)

Total interest income	6,057	3,139	2,923

Interest-Bearing Liabilities
Reverse repurchase agreements	(10,056)	4,600	(14,656)

Total interest expense	(10,056)	4,600	(14,656)

Change In Net Interest Income	$16,113	$(1,461)	$17,579

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

Net Gain (Loss) on Investment and Derivative Activities

During 2001, the Company reported net losses on investment and derivative activities of $5,015,000, consisting primarily of a realized net loss of $19,007,000 on closed forward contracts, a realized gain of $7,676,000 on the sale of $379,198,000 of fixed income trading securities, a gain of $3,076,000 on the sale of equity securities available-for-sale and an unrealized gain of $3,240,000 on trading securities during the year ended December 31, 2001. During 2000, the Company realized a net loss of $36,703,000, primarily from impairment charges on certain fixed-rate mortgage securities ($18,284,000), certain equity securities ($4,326,000) and forward contracts ($8,424,000). The impairment charges represented declines in fair values of these financial instruments deemed to be other-than-temporary because of a change in the Company’s investment and hedging strategies during the third quarter of 2000. The strategies were changed in response to the negative effects that unanticipated, rapid changes in interest rates had on the overall structure of the Company’s portfolio. A substantial portion of the securities identified as impaired was subsequently sold in the fourth quarter of 2000 and during 2001.

General and Administrative Expenses

The Company incurred general and administrative expenses of $1,823,000 for the year ended December 31, 2001 compared to $1,734,000 for the year ended December 31, 2000, or an increase of 5%. During 2001, the Company had earnings and a return on equity in excess of targets that caused it to incur incentive fees of $634,000 to the Manager under the terms of the Management Agreement. In 2000, the Company did not meet those targets and was not obligated to pay an incentive fee to the Manager. The increase in general and administrative expenses in 2001 compared to 2000 caused by the incentive fee increase was offset by reductions of $250,000 in professional fees and $213,000 in “other” general and administrative expenses.  Professional fees were higher in 2000 than in 2001 primarily because of legal expenses incurred in 2000 in connection with efforts to restructure the Company’s operations through combinations with other mortgage REITs. “Other” expenses were lower in 2001 compared to 2000 primarily because of cost containment efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds as of December 31, 2002 and December 31, 2001, consisted of reverse repurchase agreements totaling $2,112,444,000 and $1,376,850,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At December 31, 2002, the Company had borrowing arrangements with approximately twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets, which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

For liquidity, the Company will also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on the mortgage assets.

The Company believes that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet anticipated liquidity requirements.  However, an increase in prepayment rates substantially above the Company’s expectations could cause a liquidity shortfall.  If the Company’s cash resources are at any time insufficient to satisfy the Company’s liquidity requirements, the Company may be required to liquidate mortgage assets or sell debt or additional equity securities.  If required, the sale of mortgage assets at prices lower than the carrying value of such assets would result in losses and reduced income.

The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes.  All debt securities, other borrowings, and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company.  The effect of additional equity offerings may be the dilution of stockholders’ equity in the Company or the reduction of the price of shares of the Common Stock, or both.  The Company is unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors.

INFLATION

Virtually all of the Company’s assets and liabilities are financial in nature.  As a result, interest rates and other factors drive the Company’s performance far more so than does inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the Company’s dividends are determined by the Company’s net income as calculated for tax purposes; in each case, the Company’s activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve complex and subjective decisions and assessments, management has identified its most critical accounting policies to be the following:

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value).  If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment).

Interest Income and Dividend Recognition

Interest income on the Company’s mortgage securities and other fixed income securities is accrued based on the actual coupon rate and the outstanding principal amount.  Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.  In the event that the cost basis of a security has been reduced below par because of an other-than-temporary impairment in value, the difference is treated like a discount in determining the appropriate amount of accretion to recognize as interest income between the date when the cost is adjusted and when the security is ultimately sold.  Also, dividends on equity securities are recognized as income on their declaration dates.

Accounting for Derivative Financial Instruments and Hedging Activities

The Company currently uses two types of derivative financial instruments, as discussed in Notes 2 and 5 to the financial statements. Both types are used fundamentally for the purpose of hedging the Company’s exposure to interest rate risk, and both are carried at fair value on the balance sheets. Forward contracts to sell U.S. Treasury securities are matched against a portion of the Company’s fixed income trading securities. These contracts do not qualify for hedge accounting and, therefore, changes in fair values of these instruments are recorded immediately through current earnings. Such changes tend to offset fair value changes in the opposite direction for the fixed income trading securities and help to reduce the volatility of periodic earnings. Interest rate swap agreements are matched against a portion of the Company’s current and anticipated reverse repurchase agreements (borrowings), effectively fixing the rate of interest paid on those borrowings for longer durations. These instruments qualify for hedge accounting and are considered to be cash flow hedges. To the extent that periodic changes in fair values of the swap agreements are deemed to be the result of their effectiveness as hedges, such changes are recorded as adjustments to accumulated other comprehensive income, a component of stockholders’ equity, rather than to current earnings. If the swaps no longer qualified as cash flow hedges (for example, if the terms of the swaps were not matched appropriately to the terms of the borrowings, or if anticipated borrowings matched to the swaps were not in fact made) all or a portion of the swaps’ fair values could become adjustments to current earnings.

Accounting for Stock Options

The Company issues stock options to its Directors and to certain employees of the Manager. The stock options issued to Directors are accounted for using the intrinsic-value method. Because the options were issued with exercise prices no less than the market price of the Common Stock on the dates of grant, and because the stock options key terms are fixed, use of the intrinsic-value method results in the Company not recognizing compensation expense for these stock options. Note 6 to the financial statements discloses the effects on recent earnings if these stock options were accounted for at fair value when granted and if compensation expense were recognized in periodic earnings over the vesting periods of the options. If the terms of the options were to be changed, variable accounting might need to be used, and the Company might then need to begin recognizing compensation expense for these options.  Options granted to persons other than Directors (i.e., to non-employees) are accounted for using the fair value method; such stock options are measured at their fair value when they are granted and are recognized as general and administrative expense during the periods when the options are vested and the related services are performed.

Off Balance Sheet Arrangements

Subsequent to January 1, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, the Company has not guaranteed any obligations of unconsolidated entities nor does it have any commitment or intent to provide additional funding to any such entities.  As such, the Company is not materially exposed to any market, credit, liquidity or financing risk that could arise if the Company had engaged in such relationships.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Prepayment rates generally increase when prevailing interest rates fall below the interest rates on existing mortgage assets.  In addition, prepayment rates generally increase when the difference between long-term and short-term interest rates declines.  Prepayments of mortgage assets could harm the Company’s results of operations in several ways.  The Company anticipates that a substantial portion of its adjustable-rate mortgage assets may bear initial “teaser” interest rates that are lower than their “fully indexed” rates (the applicable index plus a margin).  In the event that such an adjustable-rate mortgage asset is prepaid prior to or soon after the time of adjustment to a fully indexed rate, the Company will have held the mortgage asset while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the expected life of the adjustable-rate mortgage asset.  In addition, the prepayment of any mortgage asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company’s net interest income by such amount.  Finally, in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flow and results of operations could be harmed.

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

The following sensitivity analysis table shows the estimated impact on the fair value of the Company’s interest rate sensitive investments, net of its hedging instruments and reverse repurchase agreement liabilities, assuming rates instantaneously rise and fall one hundred, two hundred, and three hundred basis points. Interest rate sensitive investments currently include fixed income trading and available-for-sale securities. (Dollars are in thousands except per share amounts.)

	Interest Rates Fall 300 Basis Points	Interest Rates Fall 200 Basis Points	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points	Interest Rates Rise 300 Basis Points

Interest Rate Sensitive Instruments After Hedging Instruments	$60,759	$108,926	$159,251	$192,365	$179,010	$121,417	$51,225

Change in Fair Value	$(131,607)	$(83,439)	$(33,114)	—	$(13,355)	$(70,948)	$(141,140)

Change as a Percent of Fair Value of Interest Rate Sensitive Investments	(5.43)%	(3.44)%	(1.37)%	—	(0.55)%	(2.93)%	(5.82)%

Change as a Percent of Stockholders’ Equity	(67.61)%	(42.86)%	(17.01)%	—	(6.86)%	(36.45)%	(72.51)%

Change on a Per Share Basis	$(4.41)	$(2.79)	$(1.11)	—	$(0.45)	$(2.38)	$(4.73)

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond one hundred basis points from current levels.  Therefore, the volatility in fair value for the Company could increase significantly when interest rates change beyond one hundred basis points.  In addition, there are other factors that impact the fair value of the Company’s interest rate sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, there may be differences between the fair value changes shown above and actual changes in fair value as interest rates change, and those differences may be material and adverse.

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

Equity Price Risk

Another component of market risk for the Company is equity price risk.  This is the risk that the market value of the Company’s equity investments will decrease.  The following table shows the impact on the Company’s fair value as the price of its equity securities change, assuming price decreases of 10% and price increases of 10%.  Actual price decreases or increases may be greater or smaller.  (Dollars are in thousands except per share amounts.)

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%

Equity Investments	$3,751	$4,168	$4,585

Change in Fair Value	(417)	—	417
Change as a Percent of Fair Value	(10)%	—	10%
Change as a Percent of Stockholders’ Equity	(0.2)%	—	0.2%
Change on a Per Share Basis	$(0.01)	—	$0.01

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the related notes, together with the Independent Auditors’ Report thereon, are set forth on pages F-3 through F-21 on this Annual Report on Form 10-K and are incorporated by reference herein in their entirety.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed within 120 days from December 31, 2002 pursuant to general instruction G(3).

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed within 120 days from December 31, 2002 pursuant to general instruction G(3).

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G (3) to From 10-K, the information required by this item is incorporated by reference to such information contained in the Company’s definitive Proxy Statement for the Annual meeting of Shareholders to be held on June 19, 2003, filed with the Securities and Exchange Commission pursuant to

Regulation 14-A.

The following table sets forth the following information under the Company’s Stock Option Plan: (i) the number of shares on Common Stock to be issued upon the exercising of the Company’s outstanding options; (ii) the weighted-average exercise price of the Company’s outstanding options; and (iii) the number of shares on Common Stock available for future issuance under the Company’s Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	791,000	$11.58	791,000
Equity compensation plans not approved by security holders	—	—	—
Total	791,000	$11.58	791,000

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed within 120 days from December 31, 2002 pursuant to general instruction G(3).

PART IV

ITEM 14.                      CONTROLS AND PROCEDURES

(a)                  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report on Form 10K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic filings.

(b)                 Changes in disclosure controls and procedures.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to September 30, 2002.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 15(a)(1).                           Documents filed as part of this report:

The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•                  Independent Auditors’ Report;

•                  Balance Sheets as of December 31, 2002 and December 31, 2001;

•                  Statements of Operations: Years Ended December 31, 2002, December 31, 2001 and December 31, 2000;

•                  Statements of Stockholders’ Equity:  Years Ended December 31, 2002, December 31, 2001 and December 31, 2000;

•                  Statements of Cash Flows: Years Ended December 31, 2002, December 31, 2001 and December 31, 2000;

•                  Notes to Financial Statements.

Item 15(a)(2).                           Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 15(a)(3).                           Exhibits:

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

23.1	Deloitte & Touche LLP’s Independent Auditors’ Consent (filed herewith).
24.1	Powers of Attorney (included on page 46).
99.1	Section 906 Certification (filed herewith) by Philip A. Barach.
99.2	Section 906 Certification (filed herewith) by David S. DeVito.

Item 15(b)                                           Reports on Form 8-K.

None.

GLOSSARY

As used in this Annual Report on Form 10-K, the capitalized and other terms listed below have the meanings indicated.

“Affiliate” means, when used with reference to a specified person, any person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with the specified person.

“Average Net Invested Capital” means the month end sum of (1) the Company’s total stockholders’ equity computed in accordance with accounting principles generally accepted in the Untied States of America plus (2) any unsecured debt that has been approved for inclusion by the unaffiliated directors at issuance plus or minus (3) an adjustment to exclude the impact of any unrealized gains, losses or other items that do not affect realized net income.

“Average Net Worth” means for any period the arithmetic average of the sum of the gross proceeds from the offerings of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offerings, plus the Company’s retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, minus the cumulative amounts paid by the Company to repurchase its shares.

“Bankruptcy Code” means Title 11 of the United States Code, as amended.

“CMOs” means debt obligations (bonds) that are collateralized by Mortgage Loans or mortgage certificates other than Mortgage Derivative Securities and subordinated interests.  CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds.  Such bonds may be issued by United States government agencies or private issuers in one or more classes with fixed or variable interest rates, maturities and degrees of subordination that are characteristics designed for the investment objectives of different bond purchasers.

“Code” means the Internal Revenue Code of 1986, as amended.

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

“Common Stock” means the Company’s shares of Common Stock, $0.01 par value per share.

“Company” means Apex Mortgage Capital, Inc., a Maryland corporation.

“Conforming Mortgage Loans” means conventional Mortgage Loans that either comply with requirements for inclusion in credit support programs sponsored by Fannie Mae, FHLMC, or GNMA or are FHA or VA Loans, all of which are secured by first mortgages or deeds of trust on single-family (one to four unit) residences.

“Dollar-Roll Agreement” means an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or substantially similar security on a specified future date.

“ERISA” means the Employee Retirement Income Security Act of 1974, as amended.

“ERISA Plan” means a pension, profit-sharing, retirement or other employee benefit plan that is subject to ERISA.

“Fannie Mae” means the federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C., § 1716 et seq.), formerly known as the Federal National Mortgage Association.

“FHA” means the United States Federal Housing Administration.

“FHA Loans” means Mortgage Loans insured by the FHA.

“FHLMC” means the Federal Home Loan Mortgage Corporation.

“Foreign Holder” means a purchaser of the Common Stock that, for United States income tax purposes, is not a United States person.

“GNMA” means the Government National Mortgage Association.

“High Credit Quality Mortgage Loans” means individual loans secured by residential real property that are either underwritten to credit standards that generally comply with the credit standards approved by Fannie, Freddie Mac or GNMA or pools of loans that have other credit support features that generally reduce the associated credit risk to that of investment grade securities.

“High Quality” means either (i) securities that are rated investment grade or above by at least one of the Rating Agencies, or (ii) securities that are unrated but are obligations of the United States or obligations guaranteed by the United States government or an agency or instrumentality thereof.

“Interest Only Derivatives” means Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest.

“Inverse Floaters” means a class of CMOs with a coupon rate that moves inversely to a designated index, such as LIBOR or COFI.  Income floaters have coupon rates that typically change at a multiple of the changes at the relevant index rate.  Any rise in the index rate (as a consequence of an increase in interest rates) causes a drop in the coupon rate of an Inverse Floater while any drop in the index rate causes an increase in the coupon of an Inverse Floater.

“Investment Company Act” means the Investment Company Act of 1940, as amended.

“IRAs” means Individual Retirement Accounts.

“IRS” means the Internal Revenue Service.

“Keogh Plans” means H.R. 10 Plans.

“LIBOR” means the London-Inter-Bank Offered Rate.

“Management Agreement” means the agreement by and between the Company and the Manager whereby the Manager agrees to perform certain services to the Company in exchange for certain compensation.

“Manager” means TCW Investment Management Company, a California corporation.

“MBS Group” means the TCW Group’s Mortgage-Backed Securities Group.

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

“Mortgage Loans” means Conforming and Nonconforming Mortgage Loans, FHA Loans and VA Loans.

“Mortgage Related Assets” means (i) Short-Term Investments, (ii) Mortgage-Backed Securities, (iii) High Credit Quality Mortgage Loans, (iv) Mortgage Derivative Securities and (v) Other Investments.

“Net Income” means the taxable income of the Company before the Manager’s incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT, including a deduction for the Company’s interest expenses for borrowed funds, plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with accounting principles generally accepted in the United States of America.

“Nonconforming Mortgage Loans” means conventional Mortgage Loans that do not conform to one or more requirements of Fannie Mae, FHA, FHLMC, GNMA or VA for participation in one or more of such agencies’ mortgage loan credit support programs, such as the principal amounts financed or the underwriting guidelines used in making the loan.

“Other Investments” means (i) equity and debt securities issued by other primarily mortgage related finance companies, (ii) interests in mortgage related collateralized bond obligations, (iii) other subordinated interests in pools of Mortgage related assets, (iv) commercial mortgage loans and securities, and (v) residential mortgage loans other than High Credit Quality Mortgage Loans.

“Principal Only Derivatives” means Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal.

“Qualified REIT Real Estate Assets” means pass-through certificates, Mortgage Loans, agency certificates, and other assets of the type described in Section 856(c)(5)(B) of the Code.

“Qualified Temporary Investment Income” means income attributable to stock or debt instruments acquired with new capital of the Company received during the one-year period beginning on the day such proceeds were received.

“Rating Agencies” means any nationally recognized rating agency.

“REIT” means a real estate investment trust as defined under Section 856 of the Code.

“REIT Provisions of the Code” means Sections 856 through 860 of the Code.

“Return on Equity” means an amount calculated for any quarter by dividing the Company’s Net Income for the quarter by its Average Net Worth for the quarter.

“Short-Term Investments” means short-term bank certificates of deposit, short-term United States Treasury securities, short-term United States government agency securities, commercial paper, repurchase agreements, short-term CMOs, short-term asset-backed securities, and other similar types of short-term investment instruments.

“Tax-Exempt Entity” means a qualified pension, profit-sharing or other employee retirement benefit plans, Keogh plans, bank commingled trust funds for such plans, and IRAs, and other similar entities intended to be exempt from federal income taxation.

“Taxable Income” means for any year the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

“Taxable REIT Subsidiary” means a corporation satisfying the requirements of Section 856(1) of the Code, and with respect to which the requirements of Section 856(c)(4)(B) of the Code are satisfied.

“TCW” means The TCW Group, Inc.

“TCW Group” means TCW and its subsidiaries and Affiliates.

“Ten-Year U.S. Treasury Rate” means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S.  Treasury fixed interest rate securities (adjusted to a constant maturity of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company.  If the Company determines in good faith that the Ten-Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S.  Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company.

“UBTI” means “unrelated trade or business income” as defined in Section 512 of the Code.

“Unaffiliated Directors” means those directors that are not affiliated, directly or indirectly, with the Manager or the TCW Group, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or serving as an officer or director of the Manager or the TCW Group, and are not employed by or officers of the Company.

“Uncommitted Secured Borrowings” means (i) reverse repurchase agreements, (ii) lines of credit, (iii) Dollar-Roll Agreements, and (iv) other secured financing transactions that generally do not commit the lender to continue to provide financing to the Company.

“United States Holder” means a purchaser of the Common Stock that, for United States income tax purposes, is a United States person (i.e., is not a Foreign Holder).

“VA” means the United States Veterans Administration.

“VA Loans” means Mortgage Loans partially guaranteed by the VA under the Serviceman's Readjustment Act of 1944, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: March 27, 2003	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 27, 2003	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer (Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below with an asterisk constitutes and appoints Philip A. Barach, David S. DeVito and Philip K. Holl, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Marc I. Stern	Chairman of the Board	March 27, 2003
Marc I. Stern

/s/Jeffrey E. Gundlach	Vice Chairman of the Board	March 27, 2003
Jeffrey E. Gundlach	Chief Investment Officer

/s/Philip A. Barach	President and	March 27, 2003
Philip A. Barach	Chief Executive Officer (Principal Executive Officer)

/s/Peter G. Allen*	Director	March 27, 2003
Peter G. Allen

/s/Samuel P. Bell*	Director	March 27, 2003
Samuel P. Bell

/s/John A. Gavin*	Director	March 27, 2003
John A. Gavin

/s/Carl C. Gregory III*	Director	March 27, 2003
Carl C. Gregory III

*By: /s/David S. DeVito
David S. DeVito
Attorney-in-Fact

CERTIFICATIONS

I, Philip A. Barach, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Apex Mortgage Capital, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of  the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (and persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer

I, David S. DeVito, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Apex Mortgage Capital, Inc.;

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of  the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (and persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer and Controller

Apex Mortgage Capital, Inc.

Financial Statements

and

Independent Auditors’ Report

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2002

Apex Mortgage Capital, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
  Apex Mortgage Capital, Inc.

We have audited the accompanying balance sheets of Apex Mortgage Capital, Inc. (the “Company”) as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Apex Mortgage Capital, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 6, 2003  (March 13, 2003 as to Note 13)

Apex Mortgage Capital, Inc.

Balance Sheets

	December 31, 2002	December 31, 2001
Assets

Cash and cash equivalents	$1,456,000	$4,330,000
Fixed income trading securities, at fair value	606,014,000	437,954,000
Fixed income securities available-for-sale, at fair value	1,818,893,000	1,067,575,000
Equity securities available-for-sale, at fair value	4,168,000	6,028,000
Interest rate swaps, at fair value	—	4,620,000
Accrued interest receivable	12,012,000	8,580,000
Principal payments receivable	248,000	485,000
Receivable for unsettled securities	—	5,520,000
Other assets	2,587,000	333,000

	$2,445,378,000	$1,535,425,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements	$2,112,444,000	$1,376,850,000
Accrued interest payable	2,444,000	975,000
Dividend payable	13,509,000	12,596,000
Forward contracts, at fair value	—	3,275,000
Interest rate swaps, at fair value	120,098,000	—
Accrued expenses and other liabilities	2,224,000	11,699,000

	2,250,719,000	1,405,395,000

Commitments and contingencies (Note 10)

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,857,000 and 15,555,500 shares outstanding as of December 31, 2002 and 2001, respectively	299,000	155,000
Additional paid-in-capital	331,499,000	175,802,000
Accumulated other comprehensive loss	(95,880,000)	(7,837,000)
Accumulated deficit	(41,259,000)	(38,090,000)

	194,659,000	130,030,000
	$2,445,378,000	$1,535,425,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

	Year Ended December 31,
	2002	2001	2000

Interest Income:
Fixed income securities	$163,448,000	$48,779,000	$42,618,000
Cash and cash equivalents	97,000	112,000	216,000
	163,545,000	48,891,000	42,834,000

Interest Expense	89,251,000	23,723,000	33,779,000

Net Interest Income	74,294,000	25,168,000	9,055,000

Dividend Income	442,000	815,000	1,139,000

Net Interest and Dividend Income	74,736,000	25,983,000	10,194,000

General and Administrative Expenses:
Management fee	1,912,000	471,000	512,000
Incentive fee	2,000,000	634,000	—
Insurance	357,000	333,000	272,000
Professional fees	204,000	132,000	382,000
Directors’ fees	57,000	65,000	76,000
Non-employee stock options	96,000	4,000	95,000
Other	884,000	184,000	397,000
	5,510,000	1,823,000	1,734,000

Net Interest and Dividend Income After General and Administrative Expenses	69,226,000	24,160,000	8,460,000

Net Loss from Investment and Derivative Activities	(16,388,000)	(5,015,000)	(36,703,000)

Reclassification of Previously Unrealized Gains	—	1,742,000	—

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	52,838,000	20,887,000	(28,243,000)

Cumulative Effect of Change in Accounting Principle	—	(2,173,000)	—

Net Income (Loss)	$52,838,000	$18,714,000	$(28,243,000)

Net Income (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$2.02	$2.89	$(4.91)
Diluted	$2.01	$2.85	$(4.91)

Effect of Accounting Change Per Share:
Basic	$—	$(0.30)	$—
Diluted	$—	$(0.30)	$—

Net Income (Loss) Per Share:
Basic	$2.02	$2.59	$(4.91)
Diluted	$2.01	$2.55	$(4.91)

Weighted Average Number of Shares Outstanding:
Basic	26,206,000	7,235,000	5,753,000
Diluted	26,300,000	7,325,000	5,753,000

Dividends Declared Per Share:	$1.95	$1.95	$1.51

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Stockholders Equity

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock						Comprehensive Income / (Loss)
	Shares	Amount

Balance, January 1, 2000	5,753,000	$58,000	$82,705,000	$(26,513,000)	$(209,000)	$56,041,000

Amortization of non-employees stock options	—	—	95,000	—	—	95,000

Net loss	—	—	—	—	(28,243,000)	(28,243,000)	$(28,243,000)

Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities	—	—	—	32,860,000	—	32,860,000	32,860,000

Net change in unrealized and deferred losses on forward contracts	—	—	—	(7,426,000)	—	(7,426,000)	(7,426,000)

Comprehensive loss							$(2,809,000)

Dividends declared	—	—	—	—	(8,944,000)	(8,944,000)

Balance, December 31, 2000	5,753,000	58,000	82,800,000	(1,079,000)	(37,396,000)	44,383,000

Issuance of common stock	9,802,500	97,000	92,998,000	—	—	93,095,000

Amortization of non-employees stock options	—	—	4,000	—	—	4,000

Net income	—	—	—	—	18,714,000	18,714,000	$18,714,000

Other comprehensive income (loss):
Net change in unrealized loss on available-for-sale securities	—	—	—	(23,793,000)	—	(23,793,000)	(23,793,000)

Net change in unrealized and deferred losses on forward contracts	—	—	—	12,236,000	—	12,236,000	12,236,000

Net change in unrealized gain on terminated interest rate swaps	—	—	—	179,000	—	179,000	179,000

Net change in unrealized gain on interest rate swaps classified as cash flow hedges	—	—	—	4,620,000	—	4,620,000	4,620,000

Comprehensive income							$11,956,000

Dividends declared	—	—	—	—	(19,408,000)	(19,408,000)

Balance, December 31, 2001	15,555,500	155,000	175,802,000	(7,837,000)	(38,090,000)	130,030,000

Issuance of common stock	14,301,500	144,000	155,601,000	—	—	155,745,000

Amortization of non-employees stock options	—	—	96,000	—	—	96,000

Net income	—	—	—	—	52,838,000	52,838,000	$52,838,000

Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities	—	—	—	47,034,000	—	47,034,000	47,034,000

Net change in deferred loss on terminated interest rate swaps	—	—	—	(10,359,000)	—	(10,359,000)	(10,359,000)

Net change in unrealized loss on interest rate swaps classified as cash flow hedges	—	—	—	(124,718,000)	—	(124,718,000)	(124,718,000)

Comprehensive loss							$(35,205,000)

Dividends declared	—	—	—	—	(56,007,000)	(56,007,000)

Balance, December 31, 2002	29,857,000	$299,000	$331,499,000	$(95,880,000)	$(41,259,000)	$194,659,000

See accompanying notes to financial statements.

Apex Mortgage Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000

Operating Activities:
Net income (Loss)	$52,838,000	$18,714,000	$(28,243,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	6,687,000	(4,189,000)	(2,559,000)
Net loss on investment and derivative activities	16,388,000	5,015,000	36,703,000
Cumulative effect of change in accounting principle	—	2,173,000	—
Reclassification of previously unrealized gains	—	(1,742,000)	—
Trading activities	(1,313,445,000)	135,650,000	—
Change in assets and liabilities:
Accrued interest receivable	(3,432,000)	(4,846,000)	2,520,000
Other assets	(2,254,000)	379,000	104,000
Accrued interest payable	1,469,000	406,000	(3,091,000)
Accrued expenses and other liabilities	(9,475,000)	10,876,000	163,000
Net cash (used in) provided by operating activities	(1,251,224,000)	162,436,000	5,597,000

Investing Activities:
Purchase of fixed income securities available-for-sale	(1,503,945,000)	(1,081,801,000)	(133,930,000)
Proceeds from sales of fixed income securities available-for-sale	1,570,699,000	—	193,953,000
Proceeds from maturities of fixed income securities available-for-sale	5,000,000	—	—
Proceeds from sales of equity securities	1,937,000	7,578,000	6,481,000
Principal payments on fixed income securities available-for-sale	338,414,000	350,000	73,893,000
Net payments on closed forward contracts	—	—	(17,192,000)
Proceeds from terminated interest rate swaps	—	—	5,554,000
Net cash provided by (used in) investing activities	412,105,000	(1,073,873,000)	128,759,000

Financing Activities:
Net change in reverse repurchase agreements	735,594,000	831,416,000	(127,226,000)
Dividend distributions	(55,094,000)	(8,884,000)	(9,595,000)
Issuance of common stock	155,745,000	93,095,000	—
Net cash provided by (used in) financing activities	836,245,000	915,627,000	(136,821,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,874,000)	4,190,000	(2,465,000)

Cash and Cash Equivalents at Beginning of Year	4,330,000	140,000	2,605,000

Cash and Cash Equivalents at End of Year	$1,456,000	$4,330,000	$140,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$86,863,000	$24,339,000	$39,711,000
Noncash Investing and Financing Activities:
Change in accumulated other comprehensive loss	(88,043,000)	(6,758,000)	25,434,000
Change in receivable for unsettled securities	(5,520,000)	5,520,000	—
Change in payable for unsettled securities	—	(14,514,000)	14,514,000
Change in dividends declared, not yet paid	913,000	10,523,000	2,073,000

See accompanying notes to financial statements.

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

The Company has entered into a Management Agreement (the “Management Agreement”), as amended, with TCW Investment Management Company (the “Manager”), a wholly owned subsidiary of The TCW Group, Inc., pursuant to which the Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors.

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

Securities are classified as either trading or available-for-sale.  Securities that management actively considers for near-term disposition because of earnings volatility associated with the interest rate risk hedging strategies used in connection with those securities or for other reasons are classified as trading securities.  Other securities are classified as available-for-sale.  Trading securities are reported at fair value, and changes in fair value are reported in net gain (loss) from investment and derivative activities in the statements of operations.  Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss.  Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and included in net gain (loss) from investment and derivative activities.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value).  If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment).

Interest Income and Dividend Recognition

Interest income on the Company’s mortgage securities and other fixed income securities is accrued based on the actual coupon rate and the outstanding principal amount.  Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.  In the event that the cost basis of a security has been reduced below par because of an other-than-temporary impairment in value, the difference is treated like a discount in determining the appropriate amount of accretion to recognize as interest income between the date when the cost is adjusted and when the security is ultimately sold.  Also, dividends on equity securities are recognized as income on their declaration dates.

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

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. Under SFAS No. 133, all derivatives are recorded at fair value and presented as either assets or liabilities on the Company’s balance sheets. If the Company were to change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreements, the agreements might no longer qualify for hedge accounting treatment. In that case, changes in their fair values would affect net income.

Prior to adopting SFAS No. 133, the Company accounted for changes in fair values of the forward contracts through adjustments to accumulated other comprehensive income. Following adoption of SFAS No. 133, the Company recognizes changes in fair values of forward contracts as a component of net gain (loss) on investment and derivative activities in the statements of operations.

At December 31, 2002 and 2001, the Company’s outstanding interest rate swaps qualify as cash flow hedges and are deemed to be fully effective as hedges under SFAS No. 133.  Changes in fair values of such swaps are not reflected in current earnings, but are reflected in other comprehensive income.  Currently, fair value of the interest rate swaps is determined by the average of values obtained from two market analytics systems, The Yield Book and Bloomberg.

During 2001, the adoption of SFAS No. 133 and the related amendments resulted in a transition adjustment that reclassified $2,173,000 of net losses on unrealized and deferred gains and losses on investment securities and forward contracts from accumulated other comprehensive income to earnings. The Company also reclassified deferred gains totaling $2,546,000 on terminated interest rate swaps previously designated as hedges of short-term borrowings from other liabilities to accumulated other comprehensive income.  Deferred gains on terminated swaps are amortized into earnings over their original lives as adjustments to interest expense.

In conjunction with adopting SFAS No. 133, the Company reclassified $594,469,000 of its mortgage securities from the available-for-sale category to the trading category on January 1, 2001 for investments accounted for under SFAS No. 115. This change resulted in the reclassification of $1,742,000 of net unrealized gains from accumulated other comprehensive income to earnings, in addition to net unrealized gains included in the SFAS No. 133 transition adjustment discussed above.

Notes 5 and 11 contain additional information about the Company’s derivative and hedging activities, including additional details about changes to accumulated other comprehensive income relating to the accounting changes summarized above.

Stock-based Compensation

The Company grants stock options to its Directors and to certain directors, officers and employees of the Manager, as discussed in Note 6.  Options granted to Directors of the Company are accounted for using the intrinsic-value method, and generally no compensation expense is recognized in the statements of operations for such options.  Options granted to persons other than Directors (i.e., to non-employees) are accounted for using the fair value method; such stock options are measured at their fair value when they are granted and are recognized as general and administrative expense during the periods when the options are vested and the related services are performed.

The following table presents the pro forma effects on net income (loss) and net income (loss) per share if compensation costs related to the director stock options were measured using the fair value method as prescribed under SFAS No. 123, Accounting for Stock-based Compensation:

	Year Ended December 31,
	2002	2001	2000

Reported net income (loss)	$52,838,000	$18,714,000	$(28,243,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,000)	(5,000)	(166,000)
Pro forma net income (loss)	$52,836,000	$18,709,000	$(28,409,000)

Earnings per share:
Basic - as reported	$2.02	$2.59	$(4.91)
Basic - pro forma	$2.02	$2.59	$(4.94)

Diluted - as reported	$2.01	$2.55	$(4.91)
Diluted - pro forma	$2.01	$2.55	$(4.94)

Federal and State Income Taxes

The Company has elected to be taxed as a REIT and generally is not subject to federal and state taxes on its income to the extent it distributes annually 90% of its pre-distribution taxable income to stockholders and meets certain other asset, income and stock ownership tests.  Therefore, no provision for income taxes has been included in the financial statements. Also, since the Company holds only mortgage-related assets and not actual real property in its portfolio, 100% of the Company’s distributions are ordinary taxable income to stockholders of the Company.

Net Income Per Share

Basic net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period.  Diluted net income per share includes the additional dilutive effect of outstanding stock options as calculated using the treasury stock method.  The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options that have exercise prices less than the average market price of the stock.

Interest Rate Risk

The principal risk affecting the Company’s net income, including operating earnings distributable as dividends to the Company’s stockholders under the REIT provisions of the Code, is interest rate risk.  The Company’s assets are principally fixed-rate mortgage securities with weighted average maturities of several years or more (approximately 2.7 years as of December 31, 2002).  Such assets are funded primarily with short-term reverse repurchase agreements subject to repricing as they mature.  As noted above, the Company may engage in, and has engaged in, various hedging strategies to mitigate the effects of changes in interest rates.  The Company’s net income, distributable operating earnings, and net book value are highly dependent on its ability to manage interest rate risk, and on the availability of reverse repurchase agreements or similar forms of financing in the future.

Credit Risk

The Company has limited its exposure to credit losses on its portfolio of fixed income securities by purchasing securities that are either rated “AAA” by at least one nationally recognized rating agency or are issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie Mae (formerly known as the Federal National Mortgage Corporation) or the Government National Mortgage Association (“GNMA”).  The payment of principal and interest on the FHLMC, Fannie Mae and GNMA securities are guaranteed by those respective agencies.  In addition, the Company has the ability to purchase up to 10% of its portfolio in below-investment-grade securities, although it holds no such securities as of December 31, 2002.

The Company is also exposed to credit risk with respect to amounts due from counterparties to derivative financial instruments.  The Company has limited its exposure to credit losses on derivatives by entering into agreements only with nationally recognized, highly-rated counterparties.

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

Recently Issued Accounting Standards

During the year ended December 31, 2002, the Company has not adopted any new accounting standards that would have a material effect on the Company’s results of operations, financial position and cash flows. Recently issued accounting standards required to be adopted by the Company in 2003 and future years are either not applicable to the Company or are not expected to have a material effect on the Company’s results of operations, financial position or cash flows, based on the current and anticipated nature of the Company’s operations.

The Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002.  FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provision of the disclosure requirements are effective for financials statements of interim or annual periods ending after December 15, 2002.  The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financials position or cash flows.

Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for annual financials statements for fiscal years ending after December 15, 2002, and for financials reports containing condensed financials statements for interim periods beginning after December 15, 2002.  The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

Note 3 – Fixed Income and Equity Securities

At December 31, 2002, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$585,817	$1,765,448
Unamortized Premium (Discount)	12,838	20,371
Adjusted Cost	598,655	1,785,819	$2,844
Gross Unrealized Gains	7,359	33,225	1,324
Gross Unrealized Losses	—	(151)	—
Fair Value	$606,014	$1,818,893	$4,168

At December 31, 2001, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$432,630	$1,071,009
Unamortized Premium (Discount)	(9,266)	11,044
Adjusted Cost	423,364	1,082,053	$4,187
Gross Unrealized Gains	14,725	180	1,841
Gross Unrealized Losses	(135)	(14,658)	—
Fair Value	$437,954	$1,067,575	$6,028

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted average maturity is expected to be substantially less.

Fixed-rate mortgage securities composed over 99% and 98% of the Company’s portfolio of fixed income securities at December 31, 2002 and 2001, respectively.  The expected average remaining maturity of the Company’s other fixed income securities as of December 31, 2002 and 2001 was less than one year.

Adjustable-rate mortgage securities comprised approximately 0.4% and 1.1% of the Company’s portfolio of fixed income securities at December 31, 2002 and 2001, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.  Both at December 31, 2002 and 2001, the portion of adjustable-rate mortgage securities subject to periodic and lifetime caps had an average periodic cap equal to 2.0% and an average lifetime cap equal to 11.3%.

During 2002, the Company reported a net loss on investment and derivative activities of $16,388,000 in the statement of operations.  This loss consisted of a net loss of $55,517,000 on closed forward contracts, a gain of $28,156,000 on the sale of $1,456,542,000 of fixed income trading securities, a gain of $16,929,000 on the sale of $1,565,180,000 of fixed income available-for-sale securities, a gain of $593,000 on the sale of $1,937,000 equity securities available-for-sale, a loss of $2,593,000 on terminated swaps, and an unrealized loss of $3,956,000 on fixed income trading securities.

During 2001, the Company reported a net loss on investment and derivative activities of $5,015,000 in the statement of operations.  This loss consisted of a net loss of $19,007,000 on closed forward contracts, a gain of $7,676,000 on the sale of $379,198,000 of fixed income trading securities, a gain of $3,076,000 on the sale of $7,578,000 of equity securities available-for-sale, and an unrealized gain of $3,240,000 on fixed income trading securities.  There were no sales of available-for-sale fixed income securities during 2001.

During 2000, the Company realized $741,000 and $6,536,000 in gross gains and losses, respectively, on the sale of $97,440,000 and $96,513,000 of fixed income securities available-for-sale, respectively.  During 2000, the Company realized $348,000 and $221,000 in gross gains and losses, respectively, on the sale of $3,419,000 and $3,062,000 of equity securities, respectively, which were classified as available-for-sale.  During 2000, the Company realized a gain of $172,000 from the sale of interest rate caps.

During 2000, the Company recorded an impairment adjustment of $18,284,000 on its fixed-rate mortgage securities, which was included in net loss on investment and derivative activities in the statement of operations.  The impairment adjustment represents an other-than-temporary decline in the fair value, as of September 30, 2000, of investments held that the Company no longer intended to hold. A substantial portion of these investments were sold in the fourth quarter of 2000 and during 2001 and 2002.

Net deferred losses and unrealized losses of $7,345,000 and $1,079,000, respectively, on forward contracts were reclassified from other comprehensive income into net loss on investment and derivative activities in the statement of operations during 2000 as part of the impairment charge recorded on the underlying assets being hedged.

The Company also recorded impairment adjustments of $3,368,000 and $958,000 on its Dynex Capital Inc. preferred stock and common stock holdings, respectively, which were included in net loss on investment and derivative activity in the statement of operations.

Note 4 - Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance certain of its investments.  These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to LIBOR. Reverse repurchase agreements are accounted for as short-term borrowings and recorded as a liability on the balance sheet.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% and a weighted average maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $2,199,852,000.

At December 31, 2001, the Company had outstanding $1,376,850,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.89% and a weighted average maturity of 1.0 month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $1,440,014,000.

For the year ended December 31, 2002, the average reverse repurchase agreement balance was $2,549,641,000 with a weighted average interest cost of 3.5% inclusive of the effect of interest rate swaps.  The maximum reverse repurchase agreement balance outstanding during 2002 was $3,704,177,000.

For the year ended December 31, 2001, the average reverse repurchase agreement balance was $635,954,000 with a weighted average interest cost of 3.9% inclusive of the effect of interest rate swaps.  The maximum reverse repurchase agreement balance outstanding during the year ended December 31, 2001 was $1,376,850,000.

For the year ended December 31, 2000, the average reverse repurchase agreement balance was $576,190,000 with a weighted average interest cost of 6.33%.  The maximum reverse repurchase agreement balance outstanding during the year ended December 31, 2000 was $672,660,000.

Note 5 – Derivative Financial Instruments and Hedging Activities

The Company has entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $1,678,500,000, as of December 31, 2002, of current and anticipated future borrowings under reverse repurchase agreements. The Company estimates that approximately $39,600,000 of unrealized and deferred realized losses on interest rate swaps currently included in accumulated other comprehensive loss will be reclassified into interest expense within the next twelve months as net settlements occur. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for current and anticipated future transactions is approximately 9.5 years.

Interest Rate Swaps at December 31, 2002:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1Month LIBOR	4.4 years	$120,098

Interest Rate Swaps at December 31, 2001:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Gains

$850,000	4.239%	1Month LIBOR	6.6 years	$4,620

During the fourth quarter of 2002, the Company terminated a portion of the outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57%. As a result of declining reverse repurchase agreements, the Company accelerated the deferred loss recognition and reclassified $2,593,000 from accumulated other comprehensive income (loss) into earnings. The loss reclassification was included in net loss from investment and derivative activities for the year ended December 31, 2002. The acceleration of the deferred loss recognition depends on the balance of reverse repurchase agreements maintained by the Company.  If the general level of reverse repurchase agreements decline further, the Company may be required to accelerate the deferred loss recognition in the future. The remaining deferred loss is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements.

During 2000, the Company terminated outstanding interest rate swap agreements with a combined notional amount of $386,213,000, which resulted in a deferred gain of $5,554,000.  The deferred gain was being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements, and the remaining unamortized amount was 1included in accumulated other comprehensive income (loss) as of December 31, 2001. The deferred gain was fully amortized in 2002.

During 2002, interest expense was increased by $43,231,000 paid to swap counterparties and $920,000 from amortization of net deferred losses on terminated swap contracts. During 2001, interest expense was increased by $1,663,000 paid to swap counterparties and decreased by $2,367,000 from amortization of deferred gains on terminated swap contracts. During 2000, interest expense was decreased by $334,000 received from swap counterparties and $3,808,000 from amortization of deferred gains on terminated swap contracts.

At December 31, 2002, there was no cash collateral held from a swap counterparty. At December 31, 2001, the Company held $2,500,000 in cash as collateral from a swap counterparty.

At December 31, 2002, the Company had no open forward contracts to sell U.S. Treasury notes.

At December 31, 2001, the Company had open forward contracts to sell U.S. Treasury notes with terms stated below:

(Dollars in thousands)

Current Notional Amount	Average Termination Date	Net Unrealized Losses	Average Maturity of Underlying Securities

$359,000	1/14/2002	$3,275	5.57 Years

Note 6 – Stock Option Plan

The Company has adopted a stock option plan (the “Amended and Restated 1997 Stock Option Plan”) that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code, and non-qualified stock options, stock appreciation rights and dividend equivalent rights.  Stock options may be granted to directors of the Company (“employees”), and to the directors, officers and key employees of the Manager (“non-employees”).  The Manager is not eligible to be a recipient of stock options.

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

Stock option activity during 2002, 2001, and 2000 was as follows:

	Options	Weighted Average Exercise Price
Options Outstanding at January 1, 2000	570,000	$13.62
Granted During 2000	305,000	6.98
Options Outstanding at December 31, 2000	875,000	11.29

Granted During 2001	56,000	11.18
Exercised During 2001	(27,500)	6.98
Options Outstanding at December 31, 2001	903,500	11.43

Exercised During 2002	(41,500)	9.11
Forfeited During 2002	(71,000)	11.16
Options Outstanding at December 31, 2002	791,000	$11.58

Stock options outstanding at December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted-average Contractual Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$6.98	228,000	8 years	$6.98	228,000	$6.98
$10.38	144,000	6 years	$10.38	144,000	$10.38
$11.18	56,000	9 years	$11.18	28,000	$11.18
$15.00	363,000	5 years	$15.00	363,000	$15.00
$6.98-$15.00	791,000	6.3 years	$11.58	763,000	$11.59

Of the stock options outstanding summarized in the tables above, 489,000 are held by Directors of the Company and the remainder are held by non-employees.  The Company recognized expense (included in other general and administrative expense) relating to options granted to non-employees of $96,000, $4,000, and $95,000 during 2002, 2001, and 2000, respectively.

164,000 of the stock options summarized above have dividend equivalent rights that entitle each option holder to receive a cash payment equal to the dividends declared on the Company’s Common Stock multiplied by the number of stock options held until the stock options are exercised or expire. Under the terms of the Company’s outstanding dividend equivalent rights, dividends are payable on the dividend equivalent rights prior to the vesting of the related stock options. Dividends paid on stock options with dividend equivalent rights are charged to accumulated deficit in the balance sheet. As of December 31, 2002, there were 10,000 outstanding dividend equivalent rights related to unvested stock options.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions (where dividend yield is shown as zero in the table, the stock options have dividend equivalent rights as discussed above, and the assumption of no dividends adjusts for that factor and increases the estimated fair value):

	Year Ended December 31,
	2001	2000

Estimated fair value	$0.14 and $5.95	$0.04
Dividend yield	18% and 0%	20%
Volatility	30%	30%
Risk-free interest rate	5.27%	5.22%
Expected life	10	10

No stock options were granted during 2002.

Note 7 – Shareholders’ Rights Plan

On June 30, 1999, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on July 30, 1999 (the “Record Date”).  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a Purchase Price of $50, subject to adjustment.  The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the “Rights Agreement”) between the Company and The Bank of New York, as Rights Agent.

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

Note 8 - Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company’s financial instruments.  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale:

(Dollars in thousands)

	December 31,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage-related securities	$2,424,657	$2,424,657	$1,500,077	$1,500,077

Equity securities	4,168	4,168	6,028	6,028

Other fixed income securities	250	250	5,452	5,452

Cash and cash equivalents	1,456	1,456	4,330	4,330

Receivable for unsettled securities	—	—	5,520	5,520

Accrued interest receivable	12,012	12,012	8,580	8,580

Accrued interest payable	2,444	2,444	975	975

Reverse repurchase agreements	2,112,444	2,112,444	1,376,850	1,376,850

Interest rate swaps	(120,098)	(120,098)	4,620	4,620

Forward contracts	—	—	(3,275)	(3,275)

Substantially all the Company’s assets are carried at their fair values on the balance sheets. The Company bases its fair value estimates for mortgage related securities, equity securities, other fixed income securities, interest rate swaps, and forward contracts primarily on third party price indications provided by dealers who make markets in these financial instruments when such indications are available.  However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair value of investments for financial reporting purposes. Different judgments and assumptions could result in different presentations of value. Cash and cash equivalents, interest receivable and payable, and reverse repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of those instruments.

Note 9 – Related Party Transactions

The Company pays the Manager annual base management compensation, payable monthly in arrears, equal to 3/4 of 1% of the Average Net Invested Capital as defined in the Management Agreement.  The Company recorded expense of $1,912,000, $471,000, and $512,000 in base management compensation to the Manager during 2002, 2001, and 2000, respectively.  The accrued liability for base management compensation, included in accrued expenses and other liabilities in the balance sheets, was $1,593,000 and $144,000 at December 31, 2002 and 2001, respectively.

The Company also pays the Manager, as incentive compensation, an amount equal to 30% of the Net Income of the Company, as defined in the Management Agreement, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity, as defined in the Management Agreement, equal to the ten-year U.S. Treasury rate plus 1%.  The Company recorded expense of $2,000,000 and $634,000 for incentive compensation to the Manager for the years ended December 31, 2002 and 2001, respectively.  No incentive compensation was incurred for the year ended December 31, 2000.

During 2002, the incentive fee calculated using the formula summarized above was $10,982,000.  However, the Manager waived all but $2,000,000 of the incentive fee.  Because the Company had previously paid the Manager incentive fees exceeding that amount during 2002, the excess of $650,000 is receivable from the Manager and is included in Other Assets in the accompanying balance sheets as of December 31, 2002.

The Company’s other fixed income investments include securities that are issued by special purpose entities that invest primarily in mortgage related assets.  The Manager serves as the investment manager to these companies and is paid fees in connection with such services.  The Company does not anticipate paying any management fees directly to the Manager in connection with these investments.

Note 10 – Commitments and Contingencies

The Company’s Board of Directors has authorized a program to repurchase shares of the Company’s Common Stock.   As of December 31, 2002, the Company was authorized to repurchase an additional 552,900 shares of the Company’s Common Stock pursuant to this program.  Shares repurchased are retired immediately.  No shares were repurchased during 2002, 2001 or 2000.

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

Note 11 – Accumulated Other Comprehensive Income (Loss)

The following is a presentation of the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2002, 2001, and 2000, including the cumulative effects of the change in accounting principle relating to the adoption of SFAS No. 133 on January 1, 2001 (see Note 2), and other adjustments to reclassify amounts from accumulated other comprehensive income (loss) into the statements of operations during each year:

	Year Ended December 31,
	2002	2001	2000
Unrealized Gains (Losses) on Available-for-Sale Securities:

Unrealized gains (losses) arising during the year	$64,556,000	$(8,912,000)	$1,315,000

Reclassification of impairment losses to net loss on investment and derivative activities	—	—	22,610,000

Reclassification of net (gains) losses resulting from securities sales to net gain (loss) on investment and derivative activities	(17,522,000)	(3,076,000)	8,935,000

Cumulative effect of change in accounting principle – SFAS No. 133 transition adjustment	—	(10,063,000)	—

Reclassification of net gains relating to reclassification of securities to trading	—	(1,742,000)	—

Net change in unrealized gains (losses) on available-for-sale securities	$47,034,000	$(23,793,000)	$32,860,000

Unrealized and Deferred Gains (Losses) on Forward Contracts:

Net deferred gain (loss) from forward contracts closed during the year	$—	$—	$(16,860,000)

Reclassification of impairment losses to net loss on investment and derivative activities	—	—	8,424,000

Reclassification of deferred losses included in interest income	—	—	346,000

Reclassification of net losses resulting from sales to net gain (loss) on investment and derivative activities	—	—	664,000

Cumulative effect of change in accounting principle – SFAS No. 133 transition adjustment	—	12,236,000	—

Net change in unrealized and deferred gains (losses) on forward contracts	$—	$12,236,000	$(7,426,000)

Deferred Gain (Loss) on Terminated Interest Rate Swaps:

Cumulative effect of change in accounting principle – SFAS No. 133 transition adjustment	$—	$2,546,000	$—

Deferred loss from terminated interest rate swaps	(13,872,000)	—	—

Reclassification of deferred loss to net gain (loss) from investment and derivative activities	2,593,000	—	—

Reclassification for amortization into interest expense	920,000	(2,367,000)	—

Net change in deferred gain (loss) on terminated interest rate swaps	$(10,359,000)	$179,000	$—

Unrealized Gain (Loss) on Interest Rate Swaps Classified as Cash Flow Hedges:

Net unrealized gain (loss) on interest rate swaps classified as cash flow hedges	$(167,949,000)	$2,957,000	$—

Reclassification for adjustments to interest expense	43,231,000	1,663,000	—

Net change in unrealized gain (loss) on interest rate swaps classified as cash flow hedges	$(124,718,000)	$4,620,000	$—

The following is a summary of the amounts included in accumulated other comprehensive income (loss) as of December 31, 2002 and 2001:

	December 31,
	2002	2001

Net unrealized gains (losses) on available-for-sale securities	$34,398,000	$(12,636,000)

Net deferred gains (losses) on terminated interest rate swaps	(10,180,000)	179,000

Net unrealized gains (losses) on interest rate swaps classified as cash flow hedges	(120,098,000)	4,620,000

Accumulated Other Comprehensive Loss	$(95,880,000)	$(7,837,000)

Note 12 – Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (amounts are in thousands except per share amounts):

	Year Ended December 31, 2002,
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest Income	$37,252	$53,715	$45,270	$27,308
Interest Expense	25,920	29,237	21,390	12,704
Net Interest Income	11,332	24,478	23,880	14,604

Net Gain (Loss) on Investment and Derivative Activities	9,709	(15,645)	(8,748)	(1,704)
Dividend Income	101	106	109	126
General and Administrative Expenses	3,050	(557)	(280)	3,297
Net Income	$18,092	$9,496	$15,521	$9,729

Basic Net Income per Share	$0.61	$0.32	$0.58	$0.53

Diluted Net Income per Share	$0.61	$0.32	$0.58	$0.53

Average Number of Shares Outstanding:
Basic	29,857	29,857	26,628	18,316

Diluted	29,865	29,992	26,796	18,428

Dividends Declared Per Share	$0.45	$0.50	$0.50	$0.50

	Year Ended December 31, 2001,
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest Income	$18,274	$9,833	$9,764	$11,020
Interest Expense	7,458	4,201	4,988	7,076
Net Interest Income	10,816	5,632	4,776	3,944

Net Gain (Loss) on Investment and Derivative Activities	(584)	2,409	(4,382)	(2,458)
Dividend Income	159	162	306	188
General and Administrative Expenses	887	367	300	269
Reclassification of Previously Unrealized Gains	—	—	—	1,742
Cumulative Effect of Change in Accounting Principle	—	—	—	(2,173)
Net Income	$9,504	$7,836	$400	$974

Basic Net Income per Share	$0.82	$1.36	$0.07	$0.17

Diluted Net Income per Share	$0.81	$1.34	$0.07	$0.17

Average Number of Shares Outstanding:
Basic	11,631	5,753	5,753	5,753

Diluted	11,739	5,846	5,819	5,783

Dividends Declared Per Share	$0.80	$0.40	$0.40	$0.35

13.          Subsequent Events

On March 13, 2003, the Board of Directors of the Company declared a dividend of $0.25 per common share for the first quarter of 2003, payable on April 30, 2003 to stockholders of record on March 28, 2003. The Company’s policy is to accrue cash dividend payments once declared by the Board of Directors and, as such, the dividend declared on March 13, 2003 is not reflected in the accompanying financial statements.

On March 13, 2003, the Board of Directors authorized management to consider a full range of strategic alternatives for the Company in order to maximize shareholder value, including the potential sale of the Company. In this context, the Board of Directors has appointed a special committee consisting of the independent directors. In the event of a sale of the Company, the Manager is entitled to receive a termination fee under the terms of the Management Agreement.  In the event of a termination, the Manager and the Board of Directors have agreed to limit the termination fee to an amount less than the fair market value contemplated to be paid under the Management Agreement. In the event of a sale of the Company, the termination fee will be an amount up to fifty percent of the premium over book value, not to exceed $10 million.