Form 10-Q
period 2003-03-31
APEX MORTGAGE CAPITAL INC
filed 2003-05-15
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: MARCH 31, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).                     Yes ☒    No ☐

At May 8, 2003, the aggregate market value of the voting stock held by non-affiliates was $171,672,844 based on the closing price of the Common Stock on the American Stock Exchange.

Number of shares of Common Stock outstanding at May 8, 2003: 29,857,000

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

Apex Mortgage Capital, Inc.

Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
Assets

Cash and cash equivalents	$3,107,000	$1,456,000
Fixed income trading securities, at fair value	556,929,000	606,014,000
Fixed income securities available-for-sale, at fair value	1,874,683,000	1,818,893,000
Equity securities available-for-sale, at fair value	4,184,000	4,168,000
Accrued interest receivable	11,759,000	12,012,000
Principal payments receivable	127,000	248,000
Other assets	1,135,000	2,587,000

	$2,451,924,000	$2,445,378,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements	$2,124,312,000	$2,112,444,000
Accrued interest payable	2,419,000	2,444,000
Dividend payable	7,557,000	13,509,000
Interest rate swaps, at fair value	120,214,000	120,098,000
Accrued expenses and other liabilities	2,172,000	2,224,000

	2,256,674,000	2,250,719,000

Commitments and contingencies (Note 6)

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,857,000 shares outstanding as of March 31, 2003 and Decemeber 31, 2002	299,000	299,000
Additional paid-in-capital	331,507,000	331,499,000
Accumulated other comprehensive loss	(94,091,000)	(95,880,000)
Accumulated deficit	(42,465,000)	(41,259,000)

	195,250,000	194,659,000
	$2,451,924,000	$2,445,378,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Interest Income:
Fixed income securities	$30,107,000	$27,254,000
Cash and cash equivalents	11,000	55,000
	30,118,000	27,309,000

Interest Expense	22,680,000	12,705,000

Net Interest Income	7,438,000	14,604,000

Dividend Income	101,000	126,000

Net Interest and Dividend Income	7,539,000	14,730,000

General and Administrative Expenses:
Management fee	545,000	319,000
Incentive fee	658,000	2,650,000
Insurance	164,000	83,000
Professional fees	38,000	27,000
Directors’ fees	20,000	22,000
Non-employee stock options	8,000	27,000
Other	255,000	170,000
	1,688,000	3,298,000

Net Interest and Dividend Income After General and Administrative Expenses	5,851,000	11,432,000

Net Gain (Loss) from Investment and Derivative Activities	448,000	(1,704,000)

Net Income	$6,299,000	$9,728,000

Net Income Per Share:
Basic	$0.21	$0.53
Diluted	$0.21	$0.53

Weighted Average Number of Shares Outstanding:
Basic	29,857,000	18,316,000
Diluted	29,857,000	18,428,000

Dividends Declared Per Share:	$0.25	$0.50

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)

	Common Stock
	Shares	Amount

Balance, January 1, 2003	29,857,000	$299,000	$331,499,000	$(95,880,000)	$(41,259,000)	$194,659,000

Amortization of non-employees stock options	—	—	8,000	—	—	8,000

Net income	—	—	—	—	6,299,000	6,299,000	$6,299,000

Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities	—	—	—	32,000	—	32,000	32,000

Net change in deferred loss on terminated interest rate swaps	—	—	—	1,873,000	—	1,873,000	1,873,000

Net change in unrealized loss on interest rate swaps classified as cash flow hedges	—	—	—	(116,000)	—	(116,000)	(116,000)
Comprehensive income (loss)							$8,088,000

Dividends declared	—	—	—	—	(7,505,000)	(7,505,000)
Balance, March 31, 2003	29,857,000	$299,000	$331,507,000	$(94,091,000)	$(42,465,000)	$195,250,000

See accompanying notes to financial statements

The following is a presentation of the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2003.

Three Months Ended March 31, 2003
Unrealized Gains (Losses) on Available-for-Sale Securities:

Unrealized gains (losses) arising during the year	$32,000

Net change in unrealized gains (losses) on available-for-sale securities	$32,000

Deferred Gain (Loss) on Terminated Interest Rate Swaps:

Reclassification for amortization into interest expense	$1,873,000

Net change in deferred gain (loss) on terminated interest rate swaps	$1,873,000

Unrealized Gain (Loss) on Interest Rate Swaps Classified as Cash Flow Hedges:

Net unrealized gain (loss) on interest rate swaps classified as cash flow hedges	$(13,898,000)

Reclassification for adjustments to interest expense	13,782,000

Net change in unrealized gain (loss) on interest rate swaps classified as cash flow hedges	$(116,000)

Apex Mortgage Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Operating Activities:
Net income	$6,299,000	$9,728,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization	5,947,000	(81,000)
Net (gain) loss from investment and derivative activities	(448,000)	1,704,000
Trading activities	48,987,000	(273,846,000)
Change in assets and liabilities:
Accrued interest receivable	253,000	(5,722,000)
Other assets	1,452,000	(109,000)
Accrued interest payable	(25,000)	1,699,000
Accrued expenses and other liabilities	(52,000)	5,215,000
Net cash provided by (used in) operating activities	62,413,000	(261,412,000)

Investing Activities:
Purchase of fixed income securities available-for-sale	(245,721,000)	(810,655,000)
Proceeds from sales of fixed income securities available-for-sale	—	5,520,000
Proceeds from sales of equity securities	—	1,117,000
Principal payments on fixed income securities available-for-sale	186,548,000	14,374,000
Net cash used in investing activities	(59,173,000)	(789,644,000)

Financing Activities:
Net change in reverse repurchase agreements	11,868,000	974,900,000
Dividend distributions	(13,457,000)	(12,537,000)
Issuance of common stock	—	91,795,000
Net cash (used in) provided by financing activities	(1,589,000)	1,054,158,000

Net Increase in Cash and Cash Equivalents	1,651,000	3,102,000

Cash and Cash Equivalents at Beginning of Period	1,456,000	4,330,000

Cash and Cash Equivalents at End of Period	$3,107,000	$7,432,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,831,000	$11,006,375
Noncash Investing and Financing Activities:
Change in accumulated other comprehensive loss	1,789,000	(4,601,000)
Change in receivable for unsettled securities	—	(94,679,000)
Change in dividends declared, not yet paid	(5,952,000)	(120,000)

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

Note 2 - Summary of Significant Accounting Policies and Certain Risks

Overview

Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2002, unless otherwise noted. Certain reclassifications may have been made to the prior period financial statements to conform to the current period presentation.

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

At March 31, 2003 and December 31, 2002, the Company’s outstanding interest rate swaps qualify as cash flow hedges and are deemed to be fully effective as hedges under SFAS No. 133.  Changes in fair values of such swaps are not reflected in current earnings, but are reflected in other comprehensive income.  Currently, fair value of the interest rate swaps is determined by the average of values obtained from two market analytics systems, i.e., The Yield Book and Bloomberg.

Stock-based Compensation

The Company grants stock options to Directors and to certain directors, officers and employees of the Manager. Options granted to Directors of the Company are accounted for using the intrinsic-value method, and generally no compensation expense is recognized in the statements of operations for such options. Options granted to persons other than Directors (i.e., to non-employees) are accounted for using the fair value method; such stock options are measured at their fair value when they are granted and are recognized as general and administrative expense during the periods when the options are vested and the related services are performed.  During the quarters ended March 31, 2003 and March 31, 2002, the Company did not issue any stock options. The effects of previously issued and unvested stock options to the Company’s directors did not have an impact for either of the quarters presented below.

The following table represents the pro forma effects on net income (loss) and net income (loss) per share if compensation costs related to the director stock options were measured using the fair value method as prescribed under SFAS No. 123, Accounting for Stock-based compensation:

	Three Months Ended March 31,
	2003	2002
Reported net income	$6,299,000	$9,728,000
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$6,299,000	$9,728,000

Earnings per share:
Basic - as reported	$0.21	$0.53
Basic - pro forma	$0.21	$0.53

Diluted - as reported	$0.21	$0.53
Diluted - pro forma	$0.21	$0.53

Note 3 – Fixed Income and Equity Securities

At March 31, 2003, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$536,951	$1,818,563
Unamortized Premium (Discount)	12,171	23,030
Adjusted Cost	549,122	1,841,593	$2,844
Gross Unrealized Gains	7,807	33,706	1,340
Gross Unrealized Losses	—	(616)	—
Fair Value	$556,929	$1,874,683	$4,184

At December 31, 2002, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$585,817	$1,765,448
Unamortized Premium (Discount)	12,838	20,371
Adjusted Cost	598,655	1,785,819	$2,844
Gross Unrealized Gains	7,359	33,225	1,324
Gross Unrealized Losses	—	(151)	—
Fair Value	$606,014	$1,818,893	$4,168

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted average maturity is expected to be substantially less.

Fixed-rate mortgage securities composed approximately 95% and 99% of the Company’s portfolio of fixed income securities at March 31, 2003 and December 31, 2002, respectively.  The expected average remaining maturity of the Company’s other fixed income securities as of March 31, 2003 and December 31, 2002 was less than one year.

Adjustable-rate mortgage securities composed approximately 4.6% and 0.4% of the Company’s portfolio of fixed income securities at March 31, 2003 and December 31, 2002, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.  Both at March 31, 2003 and December 31, 2002, the portion of adjustable-rate mortgage securities subject to periodic cap had an average periodic cap equal to 2.0%. At March 31, 2003 and December 31, 2002, the portion of adjustable-rate mortgage securities subject to a lifetime cap had an average lifetime cap equal to 10.3% and 11.3%, respectively.

During the quarter ended March 31, 2003, the Company reported a gain on investment and derivative activities of $448,000 in the statement of operations.  The gain was the unrealized gain on fixed income trading securities.

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

At March 31, 2003, the Company had outstanding $2,124,312,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.28% and a weighted average maturity of one month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $2,213,442,000.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% and a weighted average maturity of one month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $2,199,852,000.

Note 5 – Derivative Financial Instruments and Hedging Activities

The Company has entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $1,678,500,000, as of March 31, 2003, of current and anticipated future borrowings under reverse repurchase agreements. The Company estimates that approximately $42,676,000 of unrealized and deferred realized losses on interest rate swaps currently included in accumulated other comprehensive loss will be reclassified into interest expense within the next twelve months as net settlements occur. As of March 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for current and anticipated future transactions is approximately 9.3 years.

Interest Rate Swaps at March 31, 2003:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1 Month LIBOR	4.2 years	$120,214

Interest Rate Swaps at December 31, 2002:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$ 1,678,500	4.643%	1 Month LIBOR	4.4 years	$120,098

During the fourth quarter of 2002, the Company terminated a portion of the outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57%. The deferred loss is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements. However, the Company may be required to accelerate the deferred loss recognition if the general level of reverse repurchase agreements maintained by the Company declines in the future.

During the quarter ended March 31, 2003, interest expense was increased by $13,782,000 paid to swap counterparties and $1,873,000 from amortization of deferred losses on terminated swap contracts. During the quarter ended March 31, 2002, interest expense was increased by $5,691,000 paid to swap counterparties and decreased by $121,000 from amortization of deferred gains on terminated swap contracts.

Note 6 – Commitments and Contingencies

There have been no material changes to the matters disclosed in “Note 10 - Commitments and Contingencies” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 7 – Subsequent Events

On March 13, 2003, the Board of Directors authorized management to consider a full range of strategic alternatives for the Company in order to maximize shareholder value, including the potential sale of the Company. In this context, the Board of Directors has appointed a special committee consisting of the independent directors. The Company has engaged an investment bank, UBS Warburg LLC as its financial advisor to assist in the evaluation of strategic alternatives.  In the event of a sale of the Company, the Manager is entitled to receive a termination fee under the terms of the Management Agreement.  In the event of a termination, the Manager and the Board of Directors have agreed to limit the termination fee to an amount less than the fair market value contemplated to be paid under the Management Agreement. In the event of a sale of the Company, the termination fee will be an amount up to fifty percent of the premium over book value, not to exceed $10 million.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K previously filed with the SEC.

SAFE HARBOR/FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “anticipate,” “estimate,” “intend,” “continue” or “believes” or the negatives thereof or other variations thereon or comparable terminology. Some important factors that would cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among other factors. In addition, the degree of risk in the company’s investments is increased by the company’s leveraging of its assets. For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see “Principal Risks and Special Considerations”, “Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

RECENT EVENTS

Exploration of Strategic Alternatives. On March 13, 2003, we announced that our Board of Directors has authorized our management to consider a full range of strategic alternatives for our Company in order to maximize stockholder value, including, but not limited to, the potential sale of the Company. In this context, our Board of Directors has appointed a special committee consisting of our independent directors. The Company has engaged an investment bank, UBS Warburg LLC as its financial advisor to assist in the evaluation of strategic alternatives.  In the event of a sale of the Company, the Manager is entitled to receive a termination fee under the terms of our management agreement. For this purpose, in the event of a termination, the Manager and our Board of Directors have agreed to limit the termination fee to an amount less than the fair market value contemplated to be paid under the management agreement. In the event of a sale of the Company, the termination fee will be an amount up to 50% of the premium over book value of the management agreement, not to exceed $10 million.

Reporting Period.  Unless otherwise noted, this report describes the Company’s operations and developments through the date hereof.

STRATEGY

In order to achieve its business objective and generate dividend yields that provide a competitive rate of return for its stockholders, the Company’s strategy is to seek to:

•                  purchase primarily single-family real estate adjustable and fixed rate mortgage related assets;

•                  manage the credit risk of its mortgage related assets through, among other activities; (i) carefully selecting mortgage related assets to be acquired; (ii) complying with the Company’s investment policy; (iii) actively monitoring the ongoing credit quality and servicing of its mortgage related assets; and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

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

THE MANAGEMENT AGREEMENT

The Company has renewed its Management Agreement with the Manager for a one-year term ending on December 31, 2003.  The Manager is primarily involved in two activities: (i) asset/liability management—acquisition, financing, hedging, management and disposition of mortgage related assets, including credit and prepayment risk management; and (ii) capital management—oversight of the Company’s structuring, analysis, capital raising and investor relations activities.  In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of mortgage related assets by the Company, arranges for various types of financing for the Company, monitors the performance of the Company’s mortgage related assets and provides certain administrative and managerial services in connection with the operation of the Company.  The Manager is required to manage the business affairs of the Company in conformity with the policies that are approved and monitored by the Company’s Board of Directors.  The Manager is required to prepare regular reports for the Company’s Board of Directors that will review the Company’s acquisitions of mortgage related assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by the Company’s Board of Directors.

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

POLICIES

The Company’s current investment policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Risks Relating to Exploration of Strategic Alternatives.  On March 13, 2003, we announced that our Board of Directors has authorized management to consider a full range of strategic alternatives for the Company in order to maximize stockholder value, including, without limitation, the potential sale of the Company. We are uncertain as to what strategic alternatives may be available to the Company or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

•                  the exploration of strategic alternatives may disrupt our operations and distract management, which could harm our operating results and the market price of our common stock;

•                  the process of exploring strategic alternatives may be more time-consuming and expensive than we anticipate;

•                  we may not be able to identify any strategic alternatives that we believe are worth undertaking;

•                  we may not be able to successfully execute or achieve the benefits of a strategic alternative which is approved by the Board or the independent committee thereof formed for that purpose;

•                  we may incur significant financial advisory fees, legal and accounting fees and other general and administrative expenses associated with exploring and/or implementing various strategic alternatives, including possible termination or break-up fees with counterparties; and

•                  we may terminate our management agreement with the Manager upon the consummation of any sale of the Company and, in such event, we will be obligated to pay the Manager a termination fee which could be substantial.

FINANCIAL CONDITION

Fixed Income Securities

At March 31, 2003 and December 31, 2002, the Company held $2,431,612,000 and $2,424,907,000 of fixed income securities, respectively. The original maturity of a significant portion of the fixed income securities ranges from fifteen to thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of fixed income securities held and listed by security type (dollars in thousands):

	March 31, 2003		December 31, 2002
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Mortgage Securities:
Adjustable Rate (1)	$109,864	4.52%	$9,173	0.38%
Fixed Rate	2,320,998	95.45%	2,415,484	99.61%
Other Fixed Income Securities	750	0.03%	250	0.01%
Totals	$2,431,612	100.00%	$2,424,907	100.00%

(1)          At March 31, 2003, the interest rate indices for 90% and 10% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

At December 31, 2002, the interest rate indices for 99% and 1% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the six-month London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the fixed income securities held by the Company at March 31, 2003 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

15 Year Agency Pass-throughs	$139,524	5.92%	102.20%	102.90%	5.05%	4.1
30 Year Agency Pass-throughs	2,098,546	89.09%	101.52%	103.40%	6.04%	2.6
AAA CMOs	7,527	0.32%	98.39%	101.50%	7.25%	1.4
Total Fixed Rate Holdings	2,245,597	95.33%	101.55%	103.36%	6.02%	2.7

Other Fixed Income Securities	2,500	0.11%	11.83%	30.00%	17.88%	—
Adjustable Rate Holdings	107,417	4.56%	102.44%	102.28%	5.24%	5.0

Category Total	$2,355,514	100.00%	101.49%	103.23%	6.00%	2.8

The following table shows various weighted average characteristics of the fixed income securities held by the Company at December 31, 2002 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

30 Year Agency Pass-throughs	2,327,391	98.98%	101.54%	103.24%	6.07%	2.7
AAA CMOs	12,409	0.53%	97.54%	101.91%	7.10%	1.0
Total Fixed Rate Holdings	2,339,800	99.51%	101.52%	103.23%	6.08%	2.7

Other Fixed Income Securities	2,500	0.11%	16.04%	10.00%	18.28%	0.3
Adjustable Rate Holdings	8,965	0.38%	97.42%	102.32%	5.12%	1.0

Category Total	$2,351,265	100.00%	101.41%	103.13%	6.09%	2.7

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

Equity Securities

At March 31, 2003 and December 31, 2002, the Company held $4,184,000 and $4,168,000 of equity securities, respectively. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At March 31, 2003, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:

Dynex Capital, Inc.	75	$122	$366
Total Common Stock		122	366

Convertible Preferred Stock:

Capstead Mortgage Corporation, Series B	321	2,722	3,818
Total Convertible Preferred Stock		2,722	3,818

Total Equity Securities		$2,844	$4,184

At December 31, 2002, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:

Dynex Capital, Inc.	75	$122	$363
Total Common Stock		122	363

Convertible Preferred Stock:

Capstead Mortgage Corporation, Series B	321	2,722	3,805
Total Convertible Preferred Stock		2,722	3,805

Total Equity Securities		$2,844	$4,168

Other Assets

The Company had other assets of $13,021,000 and $14,847,000 at March 31, 2003 and December 31, 2002, respectively. Other assets consist of accrued interest receivable, principal payments receivable, deferred insurance expense, deferred shareholder rights expense and other prepaid expenses.

Stockholders’ Equity

The Company had stockholders’ equity of $195,250,000 and $194,659,000 at March 31, 2003 and December 31, 2002, respectively. The increase in stockholders’ equity at March 31, 2003 was primarily due to a decrease in accumulated other comprehensive loss during the quarter ended March 31, 2003. The decrease in accumulated other comprehensive loss included an increase in unrealized gains on available-for-sale securities, a decrease in unrealized losses on interest rate swaps, and a decrease in deferred loss on terminated interest rate swaps. The increase in accumulated deficit included net income less dividends declared for the quarter ended March 31, 2003.

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

During the fourth quarter of 2002, the Company terminated a portion of the outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57%. The deferred loss is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements.  However, the Company may be required to accelerate the deferred loss recognition if the general level of reverse repurchase agreements maintained by the Company declines in the future.

At March 31, 2003, the Company had entered into interest rate swap agreements summarized below:

(Dollars in
thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$ 1,678,500	4.643%	1 Month LIBOR	4.2 years	$120,214

At December 31, 2002, the Company had entered into interest rate swap agreements summarized below:

(Dollars in
thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$ 1,678,500	4.643%	1 Month LIBOR	4.4 years	$120,098

At various times the Company has used forward contracts to sell U.S. Treasury securities as a means to seek to mitigate the effect of rising interest rates on the fair value of its mortgage related securities.   The fair values of these forward contracts generally move in the opposite direction of the fair values of the mortgage related securities, and approximately in the same proportion when the maturities and other terms are appropriately matched.   When interest rates rise, the fair value of the mortgage related securities declines, but the increasing fair values of the forward contracts help to preserve net asset value relative to the changing fair value of the short-term borrowings used to fund them.

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

At March 31, 2003 and December 31, 2002, the Company had no open forward contracts to sell U.S. Treasury notes.

Liabilities

The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities.  These agreements are secured by a portion of the Company’s mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

At March 31, 2003, the Company had outstanding $2,124,312,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.28% and a maturity of one month. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $2,213,442,000.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% and a maturity of one month.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $2,199,852,000.

The Company had interest rate swaps with an unrealized loss of $120,214,000 and $120,098,000 at March 31, 2003 and December 31, 2002, respectively. Under the swap agreements, the Company receives a floating rate and pays a fixed rate.

The Company had $12,148,000 and $18,177,000 of other liabilities at March 31, 2003 and December 31, 2002, respectively. The decrease in other liabilities at March 31, 2003 was primarily due to a decrease of dividend payable during the quarter ended March 31, 2003. Other liabilities also consist of accrued interest payable and accrued expenses and other liabilities. The Company anticipates settling all other liabilities within one year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Overview

For the quarter ended March 31, 2003, the Company’s net income was $6,299,000, or $0.21 per common share on a basic and diluted basis, based on a weighted average of 29,857,000 shares outstanding. This compares to net income of $9,728,000, or $0.53 per common share on a basic and diluted basis, based on a weighted average of 18,316,000 and 18,428,000 shares outstanding, respectively, for the three months ended March 31, 2002. The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

The primary reasons for the change in operating results for the three months ended March 31, 2003 compared to 2002 are:  (1) changes in interest rates and market conditions affecting the fair values of the Company’s Mortgage Related Securities and related derivative financial instruments and net interest income, and (2) related changes in investment and hedging strategies.

Net Interest Income

  Net interest income for the quarter ended March 31, 2003 was $7,438,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements and interest rate swaps, compared to $14,604,000 for the quarter ended March 31, 2002, or a decrease of 49%. The decrease in net interest income was primarily due to a decrease in net interest margin, from 3.23% for the quarter ended March 31, 2002 to 0.89% for the quarter ended March 31, 2003. Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s fixed income securities, reverse repurchase agreements and interest rate swaps, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended March 31, 2003		For the Quarter Ended March 31, 2002
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Mortgage Securities	$2,300,350	5.24%	$1,679,584	6.49%
Cash and Cash Equivalents	6,616	0.67%	9,273	2.37%
Total Interest-Earning Assets	2,306,966	5.22%	1,688,857	6.47%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	2,095,587	4.33%	1,570,692	3.24%

Net Interest-Earning Assets and Spread	$211,379	0.89%	$118,165	3.23%

The effective yield data is computed by dividing the annualized net interest income or expense, including the effect on interest expense of hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities, with the corresponding effective dividend yield annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended March 31, 2003		For the Quarter Ended March 31, 2002
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$3,802	10.63%	$4,519	4.07%

The following table shows the approximate amounts of the change in interest income and expense between 2003 and 2002 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes:

RATE / VOLUME TABLE

(Dollars in thousands)

	Three Months Ended March 31, 2003 compared to 2002
	Total	Changes Due to
	Change	Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$2,853	$10,074	($7,221)
Cash and cash equivalents	(44)	(16)	(28)

Total interest income	2,809	10,058	(7,249)

Interest-Bearing Liabilities
Reverse repurchase agreements	9,975	4,246	5,729

Total interest expense	9,975	4,246	5,729

Change In Net Interest Income	$(7,166)	$5,812	$(12,978)

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the quarter ended March 31, 2003, interest expense was increased by $13,782,000 paid to swap counterparties and $1,873,000 from amortization of deferred losses on terminated swap contracts.  During the quarter ended March 31, 2002, interest expense was increased by $5,691,000 paid to swap counterparties and decreased by $121,000 from amortization of deferred gains on terminated swap contracts.

Low interest rates have continued to increase mortgage prepayments and this in turn has continued to adversly affect the Company’ earnings.  For the past three quarters, the average constant prepayment rate (CPR) for the portfolio has continued to rise with the CPR for the first quarter of 2003 increasing to 31 CPR, up 28% from the 24 CPR rate in the fourth quarter of 2002.

Dividend Income

The Company reported dividend income of $101,000 from dividends on equity investments for the quarter ended March 31, 2003, compared to $126,000 for the quarter ended March 31, 2002.

Net Gain (Loss) on Investment and Derivative Activities

During the quarter ended March 31, 2003, the Company reported net gains on investment and derivative activities of $448,000 in the statement of operations. This gain was an unrealized gain on fixed income trading securities.

During the quarter ended March 31, 2002, the Company reported net losses on investment and derivative activities of $1,704,000 in the statement of operations. This loss consisted of a net loss of $481,000 on closed forward contracts, a loss of $232,000 on the sale of $99,881,000 of fixed income securities available-for-sale, a gain of $17,000 on the sale of $6,535,000 of fixed income trading securities, a gain of $341,000 on the sale of $1,117,000 of equity securities available-for-sale, and an unrealized loss of $1,349,000 on trading securities.

General and Administrative Expenses

General and administrative expenses decreased to $1,688,000 for the quarter ended March 31, 2003 from $3,298,000 for the quarter ended March 31, 2002. The primary reason for the decrease was a decrease in incentive fee expenses in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.  The decrease in incentive fee expenses was primarily due to interest rate swap agreeements that increased borrowing costs in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds as of March 31, 2003 and December 31, 2002, consisted of reverse repurchase agreements totaling $2,124,312,000 and $2,112,444,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At March 31, 2003, the Company had borrowing arrangements with approximately twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets, which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

For liquidity, the Company will also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on the mortgage assets.

The Company believes that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet anticipated liquidity requirements.  However, an increase in prepayment rates substantially above the Company’s expectations could cause a liquidity shortfall.  If the Company’s cash resources are at any time insufficient to satisfy the Company’s liquidity requirements, the Company may be required to liquidate mortgage assets, sell debt or additional equity securities or borrow money to meet its obligations.  If required, the sale of mortgage assets at prices lower than the carrying value of such assets would result in losses and reduced income.

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

Extension Risk.  Fixed-rate assets are generally acquired with a projected weighted average life based on certain assumptions regarding prepayments.  In general, when a fixed-rate mortgage asset is acquired with borrowings, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company’s borrowing costs for a period close to the anticipated average life of the related asset.  This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the asset.  However, if prepayment rates decrease in a rising interest rate environment, the life of the mortgage asset could extend beyond the term of the swap agreement or other hedging instrument.  This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed.  This situation may also cause the market value of the Company’s mortgage assets to decline with little or no offsetting gain from the related hedging transactions.  In certain situations, the Company may be forced to sell assets and incur losses or borrow money to maintain adequate liquidity.

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

	Fair Value for Scenario Shown
	Interest Rates Fall 300 Basis Points	Interest Rates Fall 200 Basis Points	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points	Interest Rates Rise 300 Basis Points

Interest Rate Sensitive Instruments After Hedging Instruments	$54,719	$100,564	$148,250	$187,086	$179,874	$126,194	$63,831

Change in Fair Value	$(132,367)	$(86,522)	$(38,836)	—	$(7,212)	$(60,892)	$(123,255)

Change as a Percent of Fair Value of Interest Rate Sensitive Investments	(5.44)%	(3.56)%	(1.60)%	—	(0.30)%	(2.50)%	(5.07)%

Change as a Percent of Stockholders’ Equity	(67.79)%	(44.31)%	(19.89)%	—	(3.69)%	(31.19)%	(63.13)%

Change on a Per Share Basis	$(4.43)	$(2.90)	$(1.30)	—	$(0.24)	$(2.04)	$(4.13)

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

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%

Equity Investments	$3,766	$4,184	$4,602

Change in Fair Value	(418)	—	418
Change as a Percent of Fair Value	(10)%	—	10%
Change as a Percent of Stockholders’ Equity	(0.2)%	—	0.2%
Change on a Per Share Basis	$(0.01)	—	$0.01

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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarter report on Form 10Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic filings.

(b)         Changes in disclosure controls and procedures.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to March 31, 2003.

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

Apex Mortgage Capital, Inc.
(Registrant)

Dated: May 15, 2003	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2003	/s/ David S. DeVito
David S. DeVito Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601 (a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

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

Date: May 15, 2003	/s/ Philip A. Barach
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

Date: May 15, 2003	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer and Controller