Form 10-Q
period 2003-06-30
APEX MORTGAGE CAPITAL INC
filed 2003-08-14
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: JUNE 30, 2003

OR

☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13637

APEX MORTGAGE CAPITAL, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	95-4650863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

865 South Figueroa Street, Suite 1800 Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (213) 244-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange Which Registered
Common Stock ($.01 par value)	American Stock Exchange

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

Yes ☒    No ☐

At July 28, 2003, the aggregate market value of the voting stock held by non-affiliates was $175,559,160 based on the closing price of the common stock on the American Stock Exchange.

Number of shares of our common stock outstanding at July 28, 2003: 29,857,000

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

Apex Mortgage Capital, Inc.

Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
Assets

Cash and cash equivalents	$2,081,000	$1,456,000
Fixed income trading securities, at fair value	39,207,000	606,014,000
Fixed income securities available-for-sale, at fair value	2,493,028,000	1,818,893,000
Equity securities available-for-sale, at fair value	4,364,000	4,168,000
Accrued interest receivable	11,672,000	12,012,000
Principal payments receivable	—	248,000
Other assets	311,000	2,587,000

	$2,550,663,000	$2,445,378,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements	$2,220,593,000	$2,112,444,000
Accrued interest payable	2,399,000	2,444,000
Dividend payable	5,103,000	13,509,000
Interest rate swaps, at fair value	137,233,000	120,098,000
Accrued expenses and other liabilities	3,211,000	2,224,000

	2,368,539,000	2,250,719,000

Commitments and contingencies (Note 6)

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,857,000 shares outstanding as of June 30, 2003 and December 31, 2002.	299,000	299,000
Additional paid-in-capital	331,514,000	331,499,000
Accumulated other comprehensive loss	(118,581,000)	(95,880,000)
Accumulated deficit	(31,108,000)	(41,259,000)

	182,124,000	194,659,000
	$2,550,663,000	$2,445,378,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Interest Income:
Fixed income securities	$27,490,000	$45,252,000	$57,597,000	$72,506,000
Cash and cash equivalents	38,000	18,000	48,000	73,000
	27,528,000	45,270,000	57,645,000	72,579,000

Interest Expense	23,023,000	21,390,000	45,702,000	34,095,000

Net Interest Income	4,505,000	23,880,000	11,943,000	38,484,000

Dividend Income	101,000	109,000	202,000	235,000

Net Interest and Dividend Income	4,606,000	23,989,000	12,145,000	38,719,000

General and Administrative Expenses:
Management fee	560,000	503,000	1,105,000	822,000
Incentive fee	628,000	(1,213,000)	1,286,000	1,437,000
Insurance	164,000	83,000	327,000	167,000
Professional fees	58,000	72,000	96,000	99,000
Directors’ fees	24,000	22,000	44,000	44,000
Non-employee stock options	7,000	23,000	15,000	50,000
Other	334,000	230,000	590,000	398,000
	1,775,000	(280,000)	3,463,000	3,017,000

Net Interest and Dividend Income After General and Administrative Expenses	2,831,000	24,269,000	8,682,000	35,702,000

Net Gain (Loss) from Investment and Derivative Activities	13,630,000	(8,748,000)	14,078,000	(10,453,000)

Net Income	$16,461,000	$15,521,000	$22,760,000	$25,249,000

Net Income Per Share:
Basic	$0.55	$0.58	$0.76	$1.12
Diluted	$0.55	$0.58	$0.76	$1.12

Weighted Average Number of Shares Outstanding:
Basic	29,857,000	26,628,000	29,857,000	22,495,000
Diluted	29,857,000	26,796,000	29,857,000	22,636,000

Dividends Declared Per Share:	$0.17	$0.50	$0.42	$1.00

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Income / (Loss)

Balance, January 1, 2003	29,857,000	$299,000	$331,499,000	$(95,880,000)	$(41,259,000)	$194,659,000

Amortization of non-employees stock options	—	—	15,000	—	—	15,000

Net income	—	—	—	—	22,760,000	22,760,000	$22,760,000

Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities	—	—	—	(9,334,000)	—	(9,334,000)	(9,334,000)

Net change in deferred gain (loss) on terminated interest rate swaps	—	—	—	3,768,000	—	3,768,000	3,768,000

Net change in unrealized Gain (loss) on interest rate swaps classified as cash flow hedges	—	—	—	(17,135,000)	—	(17,135,000)	(17,135,000)

Comprehensive income (loss)							$59,000

Dividends declared	—	—	—	—	(12,609,000)	(12,609,000)

Balance, June 30, 2003	29,857,000	$299,000	$331,514,000	$(118,581,000)	$(31,108,000)	$182,124,000

See accompanying notes to financial statements

The following is a presentation of the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2003.

Six Months Ended June 30, 2003

Unrealized Gains (Losses) on Available-for-Sale Securities:

Change in unrealized gains (losses) during the period	$5,753,000

Realized (gains) losses on sale of securities during the period	(15,087,000)

Net change in unrealized gains (losses) on available-for-sale securities	$(9,334,000)

Deferred Gain (Loss) on Terminated Interest Rate Swaps:

Reclassification for amortization into interest expense	$3,768,000

Net change in deferred gain (loss) on terminated interest rate swaps	$3,768,000

Unrealized Gain (Loss) on Interest Rate Swaps Classified as Cash Flow Hedges:

Change in unrealized gain (loss) during the period	$(44,922,000)

Reclassification for adjustments to interest expense	27,787,000

Net change in unrealized gain (loss) on interest rate swaps classified as cash flow hedges	$(17,135,000)

Apex Mortgage Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Operating Activities:
Net income	$22,760,000	$25,249,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization	14,333,000	14,000
Net (gain) loss from investment and derivative activities	(14,078,000)	10,453,000
Trading activities	563,641,000	(765,132,000)
Change in assets and liabilities:
Accrued interest receivable	340,000	(10,260,000)
Other assets	2,276,000	139,000
Accrued interest payable	(45,000)	1,907,000
Accrued expenses and other liabilities	987,000	2,178,000
Net cash provided by (used in) operating activities	590,214,000	(735,452,000)

Investing Activities:
Purchase of fixed income securities available-for-sale	(1,842,155,000)	(1,345,807,000)
Proceeds from sales of fixed income securities available-for-sale	747,570,000	104,153,000
Proceeds from sales of equity securities	—	1,695,000
Principal payments on fixed income securities available-for-sale	417,862,000	44,394,000
Net cash used in investing activities	(676,723,000)	(1,195,565,000)

Financing Activities:
Net change in reverse repurchase agreements	108,149,000	1,813,454,000
Dividend distributions	(21,015,000)	(25,013,000)
Issuance of common stock		155,856,000
Net cash provided by financing activities	87,134,000	1,944,297,000

Net Increase in Cash and Cash Equivalents	625,000	13,280,000

Cash and Cash Equivalents at Beginning of Period	1,456,000	4,330,000

Cash and Cash Equivalents at End of Period	$2,081,000	$17,610,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41,979,000	$32,188,000
Noncash Investing and Financing Activities:
Change in accumulated other comprehensive loss	(22,701,000)	(10,284,000)
Change in receivable for unsettled securities	—	4,026,000
Change in dividends declared, not yet paid	(12,609,000)	2,415,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Notes to Financial Statements

(Unaudited)

Note 1 - The Company

Apex Mortgage Capital, Inc., or the “Company,” was incorporated in Maryland on September 15, 1997. The Company commenced its operations of acquiring and managing a portfolio of mortgage related assets on December 9, 1997, upon receipt of the net proceeds from the initial public offering of the Company’s common stock. The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its investments and the cost of its borrowings.  The Company is structured for tax purposes as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the “Code.”

The Company entered into a management agreement, or the “Management Agreement,” as amended, with TCW Investment Management Company or the “Manager,” a wholly owned subsidiary of The TCW Group, Inc., pursuant to which the Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors.  The Management Agreement was initially executed on December 9, 1997.

Note 2 - Summary of Significant Accounting Policies and Certain Risks

Overview

Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC,” for interim financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2002, unless otherwise noted. Certain reclassifications may have been made to the prior period financial statements to conform to the current period presentation.

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

Prior to adopting SFAS No. 133, the Company accounted for changes in fair values of the forward contracts through adjustments to acummulated other comprehensive income. Following adoption of SFAS No. 133, the Company recognizes changes in fair values of forward contracts as a component of net gain (loss) on investment and derivative activities in the statements of operations.

At June 30, 2003 and December 31, 2002, the Company’s outstanding interest rate swaps qualify as cash flow hedges and are deemed to be fully effective as hedges under SFAS No. 133.  Changes in fair values of such swaps are not reflected in current earnings, but are reflected in other comprehensive income.  Currently, fair value of the interest rate swaps is determined by the average of values obtained from two market analytics systems, i.e., The Yield Book and Bloomberg.  If the Company were to change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreements, the agreements might no longer qualify for hedge accounting treatment. In that case, changes in their fair values would affect net income.

Stock-based Compensation

The Company grants stock options to Directors and to certain directors, officers and employees of the Manager. Options granted to Directors of the Company are accounted for using the intrinsic-value method, and generally no compensation expense is recognized in the statements of operations for such options. Options granted to persons other than Directors (i.e., to non-employees) are accounted for using the fair value method; such stock options are measured at their fair value when they are granted and are recognized as general and administrative expense during the periods when the options are vested and the related services are performed.  During the six months ended June 30, 2003 and June 30, 2002, the Company did not issue any stock options. The effects of previously issued and unvested stock options to the Company’s directors did not have an impact for either of the quarters presented below.

The following table represents the pro forma effects on net income (loss) and net income (loss) per share if compensation costs related to the director stock options were measured using the fair value method as prescribed under SFAS No. 123, Accounting for Stock-based Compensation:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Reported net income	$16,461,000	$15,521,000	$22,760,000	$25,249,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	1,000	—	1,000
Pro forma net income	$16,461,000	$15,520,000	$22,760,000	$25,248,000

Earnings per share:
Basic - as reported	$0.55	$0.58	$0.76	$1.12
Basic - pro forma	$0.55	$0.58	$0.76	$1.12

Diluted - as reported	$0.55	$0.58	$0.76	$1.12
Diluted - pro forma	$0.55	$0.58	$0.76	$1.12

Recent Accounting Developments

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of this standard is not expected to have a material effect on the earnings, cash flows or financial position of the Company.

Note 3 – Fixed Income and Equity Securities

At June 30, 2003, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$38,534	$2,422,391
Unamortized Premium (Discount)	(253)	47,093
Adjusted Cost	38,281	2,469,484	$2,844
Gross Unrealized Gains	926	25,141	1,520
Gross Unrealized Losses	—	(1,597)	—
Fair Value	$39,207	$2,493,028	$4,364

At December 31, 2002, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$585,817	$1,765,448
Unamortized Premium (Discount)	12,838	20,371
Adjusted Cost	598,655	1,785,819	$2,844
Gross Unrealized Gains	7,359	33,225	1,324
Gross Unrealized Losses	—	(151)	—
Fair Value	$606,014	$1,818,893	$4,168

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted average maturity is expected to be substantially less.

Fixed-rate mortgage securities composed approximately 83.6% and 99.0% of the Company’s portfolio of fixed income securities at June 30, 2003 and December 31, 2002, respectively. The decrease in fixed income trading securities from December 31, 2002 to June 30, 2003 was primarily due to the sale of $432,761,000 of fixed income trading securities and $130,632,000 principal prepayments on fixed income trading securities.  The expected average remaining maturity of the

Company’s other fixed income securities as of June 30, 2003 and December 31, 2002 was approximately 28 years and less than one year, respectively.

Adjustable-rate mortgage securities composed approximately 14.7% and 0.4% of the Company’s portfolio of fixed income securities at June 30, 2003 and December 31, 2002, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.  Both at June 30, 2003 and December 31, 2002, the portion of adjustable-rate mortgage securities subject to periodic cap had an average periodic cap equal to 2.0%. At June 30, 2003 and December 31, 2002, the portion of adjustable-rate mortgage securities subject to a lifetime cap had an average lifetime cap equal to 9.9% and 11.3%, respectively.

During the six months ended June 30, 2003, the Company reported a gain on investment and derivative activities of $14,078,000 in the statement of operations.  The gain consisted of a net gain of $15,087,000 on the sale of $747,570,000 of fixed income securities available-for-sale, a gain of $5,424,000 on the sale of $432,761,000 of fixed income trading securities, and an unrealized loss of $6,433,000 on fixed income trading securities.

During the six months ended June 30, 2002, the Company reported a net loss on investment and derivative activities of $10,453,000 in the statement of operations.  This loss consisted of a net loss of $23,922,000 on closed forward contracts, a loss of $229,000 on the sale of $98,634,000 of fixed income securities available-for-sale, a gain of $17,000 on the sale of $6,535,000 of fixed income trading securities, a gain of $518,000 on the sale of $1,695,000 of equity securities available-for-sale, and an unrealized gain of $13,163,000 on fixed income trading securities.

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

At June 30, 2003, the Company had outstanding $2,220,593,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.08% per annum and a weighted average maturity of one month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $2,287,232,000.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% per annum and a weighted average maturity of one month.  The reverse repurchase agreements were collateralized by securities with an estimated fair value of $2,199,852,000.

Note 5 – Derivative Financial Instruments and Hedging Activities

The Company has entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $1,678,500,000, as of June 30, 2003, of current and anticipated future borrowings under reverse repurchase agreements.  The Company estimates that approximately $47,845,000 of unrealized and deferred realized losses on interest rate swaps currently included in accumulated other comprehensive loss will be reclassified into interest expense within the next twelve months as net settlements occur. As of June 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for current and anticipated future transactions is approximately 9.0 years.

Interest Rate Swaps at June 30, 2003:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1Month LIBOR	3.9 years	$137,233

Interest Rate Swaps at December 31, 2002:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1Month LIBOR	4.4 years	$120,098

During the fourth quarter of 2002, the Company terminated a portion of the outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57% per annum. The deferred loss is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements. However, the Company may be required to accelerate the deferred loss recognition if the general level of reverse repurchase agreements maintained by the Company declines in the future.

During the six months ended June 30, 2003, interest expense was increased by $27,787,000 paid to swap counterparties and $3,768,000 from amortization of deferred losses on terminated swap contracts. During the six months ended June 30, 2002, interest expense increased by $15,153,000 paid to swap counterparties and decreased by $180,000 from amortization of deferred gains on terminated swap contracts.

Note 6 – Commitments and Contingencies

There have been no material changes to the matters disclosed in “Note 10 - Commitments and Contingencies” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 7 - Risks and Uncertainties

The Company’s future results of operations and overall book value involve a number of risks and uncertainties that are subject to volatility. Factors that could affect the Company’s future operating results and/or book value and cause actual results to vary materially from expectations include, but are not limited to, further adverse changes in general economic conditions; further changes in interest rates and fluctuations in overall market conditions for mortgage backed securities.

Note 8 – Subsequent Events

On July 14, 2003, we announced that we entered into a definitive agreement and plan of merger dated July 12, 2003, with American Home Mortgage Holdings, Inc., or American Home, and American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.), or the AHM Investment Corp., a wholly-owned subsidiary of American Home, providing for the acquisition of the Company by American Home pursuant to the merger of the Company with and into AHM Investment Corp., with AHM Investment Corp. surviving the merger.  Prior to the merger, American Home will engage in an internal reorganization pursuant to which American Home will merge with and into a wholly-owned subsidiary of AHM Investment Corp.  As a result of this reorganization, AHM Investment Corp. will become the new parent company and will own 100% of the capital stock of American Home, and each outstanding share of American Home common stock will be converted into one share of AHM Investment Corp. common stock.  In the merger, and subject to the terms and conditions of the agreement and plan of merger, each issued and outstanding share of our common stock will be converted automatically into and become exchangeable for a number of shares of AHM Investment Corp. common stock equal to 107.5% of our book value per share, subject to a collar adjustment, as set forth in the agreement and plan of merger.  The completion of the merger is subject to the approval by our stockholders and those of American Home, the receipt of regulatory approvals and other customary conditions.  Upon the successful completion of the merger, the Company’s Manager has agreed that it will terminate its Management Agreement for a termination fee equal to 40% of the premium over book value received by our stockholders in the merger, which is less than the amount the Company was originally obligated to pay the Manager under the Management Agreement, not to exceed $10,000,000, in the event of a termination without cause by the Company.

In early August 2003, in response to rising interest rates and other market conditions, the Company sold approximately $1,125,381,000 of its mortgage-backed securities, realizing losses of approximately $25,762,000.  In connection with such sales, the Company also reduced its borrowings under its repurchase agreements by $1,049,836,000 and terminated certain interest-rate swaps with notional amounts of $907,000,000, resulting in realized losses on the terminated swaps of $42,435,000.  Because the mortgage-backed securities and the swaps were being carried on the Company’s balance sheet at fair value, selling the mortgage-backed securities and terminating the swaps had no effect on the Company’s book value.  However, the net decline in the fair value of the mortgage-backed securities and the swaps between July 1, 2003 and July 31, 2003 was approximately $29,252,000 and the Company's book value declined approximately $33,479,000 during the same period.  The Company expects to use the proceeds from the sales and other periodic payments received on portfolio securities, and new repurchase agreement borrowings, to purchase new mortgage-backed securities.

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

SAFE HARBOR/FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “anticipate,” “estimate,” “intend,” “continue” or “believes” or the negatives thereof or other variations thereon or comparable terminology. Some important factors that would cause actual results to differ materially from those in any forward-looking statements include the possibility that the merger with American Home Mortgage Holdings, Inc. will not be completed; changes in interest rates; decline in book value; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the Company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among other factors. In addition, the degree of risk in the Company’s investments is increased by the Company’s leveraging of its assets. For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see “Principal Risks and Special Considerations”, “Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

Apex Mortgage Capital, Inc., or the Company, a Maryland corporation, was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, single-family real estate adjustable and fixed rate mortgage related assets.  The Company commenced operations on December 9, 1997, following the initial public offering of the Company’s common stock.  The Company’s principal executive offices are located at 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017, and its telephone number is (213) 244-0000.

The Company uses its equity capital and borrowed funds to seek to generate income based on the difference between the yield on its mortgage related assets and the cost of its borrowings.  The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code.  The Company will not generally be subject to federal taxes on its income to the extent that it distributes its net income to its stockholders and maintains its qualification as a REIT.

The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company, or the Manager, subject to the direction and oversight of the Company’s Board of Directors.  A majority of the Board of Directors are unaffiliated with the TCW Group, Inc. (“TCW” and, together with its subsidiaries and affiliates, the “TCW Group”), or the Manager.  The Manager is a wholly-owned subsidiary of TCW.  The Manager was established in 1987, and the TCW Group began operations in 1971 through one of its affiliates.  The Company’s investment management team are selected members of the TCW Group’s Mortgage-Backed Securities Group (the “MBS Group”), all of whom have over fifteen years of experience in raising and managing mortgage capital.  The Company has elected to be externally managed by the Manager. The Manager’s key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of mortgage related assets.

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

RECENT EVENTS

Merger Agreement with American Home Mortgage Holdings, Inc.  On July 14, 2003, we announced that we entered into a definitive agreement and plan of merger dated July 12, 2003, with American Home Mortgage Holdings, Inc., or American Home, and American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.), or the AHM Investment Corp., a wholly-owned subsidiary of American Home, providing for the acquisition of the Company by American Home pursuant to the merger of the Company with and into AHM Investment Corp., with AHM Investment Corp. surviving the merger.  Prior to the merger, American Home will engage in an internal reorganization pursuant to which American Home will merge with and into a wholly-owned subsidiary of AHM Investment Corp.  As a result of this reorganization, AHM Investment Corp. will become the new parent company and will own 100% of the capital stock of American

Home, and each outstanding share of American Home common stock will be converted into one share of AHM Investment Corp. common stock.  In the merger, and subject to the terms and conditions of the agreement and plan of merger, each issued and outstanding share of our common stock will be converted automatically into and become exchangeable for a number of shares of AHM Investment Corp. common stock equal to 107.5% of our book value per share, subject to a collar adjustment, as set forth in the agreement and plan of merger.  The completion of the merger is subject to the approval by our stockholders and those of American Home, the receipt of regulatory approvals and other customary conditions.

Proposed Third Amendment to Management Agreement.  In connection with the proposed merger, we have agreed to terminate the Management Agreement with our Manager, TCW Investment Management Company, at the closing of the proposed merger.  Pursuant to the existing terms of the Management Agreement, the Manager is entitled to a fee upon termination equal to the fair market value of the Management Agreement.  In connection with the agreement and plan of merger with American Home, we have agreed to enter into a third amendment to the Management Agreement at the closing of the merger that provides that we will pay a termination fee to the Manager immediately prior to the closing of the merger, equal to 40% of the premium over net book value received by our stockholders in the merger.  This amount is substantially less than the amount the Manager would be entitled to receive from the Company under the existing terms of the Management Agreement, which is less than the amount the Company was originally obligated to pay the Manager under the Management Agreement in the event of a termination without cause by the Company.

Increases in interest rates since June 30, 2003.  Increases in interest rates since the end of the second quarter 2003 have negatively affected the market value of some of the Company's mortgage related assets.  As a result, as of July 31, 2003, the Company's book value was approximately $148,645,000 in comparison with $182,124,000 as of June 30, 2003, a decrease of 18%.  Currently, the reduction in book value results from "mark to market" accounting rules, rather than realized losses.  That is, accounting rules require the Company to reduce its stockholders' equity, or book value, by the amount of any decrease in the market value of its mortgage related assets that are classified as "trading" or "available for sale."  The Company is required to evaluate these securities on a quarterly basis to determine their liquidation value using an average price as determined by market makers in these securities.  If interest rates continue to rise, the Company's book value may continue to be negatively impacted.  Moreover, if the Company were to dispose of these mortgage related assets during a period of increases interest rates, the Company will realize a corresponding loss.

Reporting Period.  Unless otherwise noted, this report describes the Company’s operations and developments through the date hereof.

STRATEGY

Subject to the agreement and plan of merger with American Home, and assuming the contemplated merger is completed, in order to achieve our business objective and generate dividend yields that provide a competitive rate of return for our stockholders, our strategy is to seek to:

•                  purchase primarily single-family real estate adjustable and fixed rate mortgage related assets;

•                  manage the credit risk of its mortgage related assets through, among other activities; (i) carefully selecting mortgage related assets to be acquired; (ii) complying with our investment policy; (iii) actively monitoring the ongoing credit quality and servicing of our mortgage related assets; and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

•                  finance purchases of mortgage related assets with the net proceeds of equity offerings and, to the extent permitted by our leverage policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will also reflect changes in short-term market interest rates;

•                  structure its borrowings in accordance with our interest rate risk management policy;

•                  utilize interest rate swaps, forward contracts on U.S. Treasury notes, interest rate caps and similar financial instruments to mitigate interest rate risks;

•                  minimize prepayment risk primarily by structuring a diversified portfolio with a variety of prepayment characteristics; and

•                  purchase equity and other securities issued by financial entities on an opportunistic basis.

There can be no assurance that we will be able to generate competitive earnings and dividends while holding primarily high quality mortgage related assets and maintaining a disciplined risk-control profile.

We may attempt to increase the return to stockholders over time by: (i) raising additional capital in order to increase our ability to invest in additional mortgage related assets; (ii) lowering our effective borrowing costs through direct funding with collateralized lenders, in addition to using Wall Street intermediaries, and investigating the possibility of using collateralized commercial paper and medium-term note programs; and (iii) improving the efficiency of our balance sheet structure by issuing uncollateralized subordinated debt and other forms of capital.

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

Proposed Third Amendment to Management Agreement.  In connection with the proposed merger with American Home, we have agreed to terminate the Management Agreement with our Manager, TCW Investment Management Company, at the closing of the proposed merger.  Pursuant to the existing terms of the Management Agreement, the Manager is entitled to a fee upon termination equal to the fair market value of the Management Agreement.  In connection with the agreement and plan of merger with American Home, we have agreed to enter into a third amendment to the Management Agreement at the closing of the merger that provides that we will pay a termination fee to the Manager immediately prior to the closing of the merger, equal to 40% of the premium over net book value received by our stockholders in the merger.  This amount is substantially less than the amount the Manager would be entitled to receive from the Company under the existing terms of the Management Agreement.

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

Interest Rate Risk.  There is the possibility that the value of the Company’s mortgage related assets may decline since fixed income securities generally decline when interest rates rise.  The longer the term of a fixed income instrument, the more sensitive it will be to fluctuations in value from interest rate changes.  Changes in interest rates may have a significant effect on the Company’s operations, because it may hold mortgage related assets with long terms to maturity.  Rising interest rates will negatively impact the Company’s borrowings since the value of the collateral securing the borrowing will decline in value, requiring additional collateral or repayments of borrowing.  This could reduce the level of borrowings and reduce returns.  Also, when interest rates rise, the Company’s holdings of mortgage related assets can reduce returns if the owners of the underlying mortgages pay-off their mortgages later than anticipated.  This is known as extension risk.  When interest rates decline, the Company’s holdings of the mortgage related assets can reduce returns if the owners of the underlying mortgages pay-off their mortgages sooner than anticipated since the funds prepaid will have to be invested at the then lower prevailing rate.  This is known as prepayment risk.  In addition, when interest rates decline, not only can the value of mortgage related assets decline, but the yield can decline, particularly where the yield on the security is tied to interest rates, such as adjustable mortgages.

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

Risks Relating to Proposed Merger with American Home Mortgage Holdings, Inc.

The proposed merger may not be completed, which may significantly harm our stock price.

Although American Home and the Company have signed the Merger Agreement in furtherance of a proposed merger of the Company with and into AHM Investment Corp., the completion of the merger is subject to stockholder and regulatory approvals, and there is no assurance that all of the conditions to closing will be met and that the merger will be completed.  In addition, either party may unilaterally terminate the Merger Agreement if the merger is not completed on or before January 12, 2004, or, if the failure to close relates solely to governmental approval or antitrust matters, on or before April 12, 2004.  In addition, if the American Home average price is less than $14.57443 per share, the Company may terminate the Merger Agreement, subject to American Home’s right to adjust the exchange ratio.  Similarly, if American Home’s average price is greater than $24.29071 per share, American Home may terminate the Merger Agreement, subject to our right to adjust the exchange ratio.

If the merger is not completed for any reason, the Company may be harmed in a number of ways, including the following:

•                  the price of our common stock may decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed;

•                  an adverse reaction from our investors and potential investors may reduce future financing opportunities and strategic alternatives;

•                  the pendency of the merger, as well as customary covenants in the merger agreement that limit our ability to take certain actions without American Home’s consent, may cause us to defer or potentially lose business opportunities; and

•                  our costs related to the merger, including legal and accounting fees, must be paid even if the merger is not completed.

If the proposed merger with American Home does not occur, we may incur payment obligations to American Home.

If the agreement and plan of merger with American Home is terminated under certain circumstances, we may be required to pay American Home a $12 million break-up fee, plus American Home’s expenses incurred in connection with the proposed merger, which may be substantial.

Stockholders who purchase our common stock after the record date will be bound by the outcome of the stockholders’ vote in connection with the proposed merger, but will not have the right to vote.

Our board of directors has not yet set a record date in connection with our stockholders’ meeting to be held to vote on the merger with American Home.  Those stockholders who purchase shares of our common stock after the record date will not have the right to vote on the proposed merger.  Nonetheless, if our stockholders entitled to vote at the stockholders’ meeting approve the merger with American Home, those stockholders who previously purchased our stock after the record date will be bound by the outcome of the vote.

FINANCIAL CONDITION

Fixed Income Securities

At June 30, 2003 and December 31, 2002, the Company held $2,532,235,000 and $2,424,907,000 of fixed income securities, respectively. The original maturity of a significant portion of the fixed income securities ranges from fifteen to thirty years, however, the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of fixed income securities held and listed by security type (dollars in thousands):

	June 30, 2003		December 31, 2002
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Mortgage Securities:
Adjustable Rate (1)	$371,081	14.65%	$9,173	0.38%
Fixed Rate	2,113,838	83.48%	2,415,484	99.61%
Other Fixed Income Securities	47,316	1.87%	250	0.01%
Totals	$2,532,235	100.00%	$2,424,907	100.00%

(1)          At June 30, 2003, the interest rate indices for 37% and 63% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the London Inter-Bank Offered Rate, respectively.

At December 31, 2002, the interest rate indices for 99% and 1% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the fixed income securities held by the Company at June 30, 2003 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

15 Year Agency Pass-throughs	$779,453	31.67%	102.27%	102.85%	4.76%	3.5
30 Year Agency Pass-throughs	1,271,354	51.66%	101.30%	102.76%	5.49%	2.1
AAA CMOs	5,749	0.24%	98.39%	100.31%	7.25%	1.2
Total Fixed Rate Holdings	2,056,556	83.57%	101.66%	102.79%	5.22%	2.6

Other Fixed Income Securities	42,000	1.71%	116.34%	112.66%	5.38%	27.6
Adjustable Rate Holdings	362,369	14.72%	101.63%	102.40%	4.92%	0.8

Category Total	$2,460,925	100.00%	101.90%	102.90%	5.18%	2.8

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

Equity Securities

At June 30, 2003 and December 31, 2002, the Company held $4,364,000 and $4,168,000 of equity securities, respectively. Equity securities consist primarily of investment in equities issued by other real estate investment trusts.

At June 30, 2003, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:

Dynex Capital, Inc.	75	$122	$447
Total Common Stock		122	447

Convertible Preferred Stock:

Capstead Mortgage Corporation, Series B	321	2,722	3,917
Total Convertible Preferred Stock		2,722	3,917

Total Equity Securities		$2,844	$4,364

At December 31, 2002, equity securities consisted of the following:

(In thousands)	Shares Held	Adjusted Cost	Fair Value

Common Stock:

Dynex Capital, Inc.	75	$122	$363
Total Common Stock		122	363

Convertible Preferred Stock:

Capstead Mortgage Corporation, Series B	321	2,722	3,805
Total Convertible Preferred Stock		2,722	3,805

Total Equity Securities		$2,844	$4,168

Accrued Interest Receivable and Other Assets

The Company had accrued interest receivable and other assets of $11,983,000 and $14,847,000 at June 30, 2003 and December 31, 2002, respectively. The decrease was primarily due to the decrease in receivable for unsettled transactions and accrued interest. Other assets also consist of deferred insurance expense, deferred shareholder rights expense and other prepaid expenses.

Stockholders’ Equity

The Company had stockholders’ equity of $182,124,000 and $194,659,000 at June 30, 2003 and December 31, 2002, respectively. The decrease in stockholders’ equity at June 30, 2003 was primarily due to an increase in accumulated other comprehensive loss during the six months ended June 30, 2003. The increase in accumulated other comprehensive loss included a decrease in unrealized gains on available-for-sale securities, an increase in unrealized losses on interest rate swaps, and a decrease in deferred loss on terminated interest rate swaps. The decrease in accumulated deficit included net income less dividends declared for the six months ended June 30, 2003.

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

The interest rate swap agreements entered into by the Company are classified as cash flow hedges for accounting purposes and meet the requirements of SFAS No. 133 for such classification.  Therefore, changes in the fair value of the agreements are reported in accumulated other comprehensive loss, a component of stockholders’ equity, and do not affect net income in the period of the change.  Periodic exchanges of cash flows with the counterparties to the agreements are recorded as adjustments to interest expense.  If the Company were to terminate the swap agreements prior to their contractual termination dates, or change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreements, the agreements might not qualify for hedge accounting treatment.  In that case, changes in their fair values would affect net income.

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

At June 30, 2003, the Company had entered into interest rate swap agreements summarized below:

(Dollars in
thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1 Month LIBOR	3.9 years	$137,233

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

At June 30, 2003 and December 31, 2002, the Company had no open forward contracts to sell U.S. Treasury notes.

Liabilities

The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities.  These agreements are secured by a portion of the Company’s mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

At June 30, 2003, the Company had outstanding $2,220,593,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.08% and a maturity of one month. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $2,287,232,000.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% and a maturity of one month.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $2,199,852,000.

The Company had interest rate swaps with an unrealized loss of $137,233,000 and $120,098,000 at June 30, 2003 and December 31, 2002, respectively. Under the swap agreements, the Company receives a floating rate and pays a fixed rate.

The Company had $10,713,000 and $18,177,000 of other liabilities at June 30, 2003 and December 31, 2002, respectively. The decrease in other liabilities at June 30, 2003 was primarily due to a decrease of dividend payable during the quarter ended June 30, 2003. Other liabilities also consist of accrued interest payable and accrued expenses and other liabilities. The Company anticipates settling all other liabilities within one year.

Contractual Obligations

At June 30, 2003 the Company had contractual obligations summarized below:

	Payments due by period
Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Reverse repurchase principal payable	2,220,593	2,220,593	—	—	—
Dividend payable	5,103	5,103	—	—	—
Total	$2,225,696	$2,225,696

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Overview

For the quarter ended June 30, 2003, the Company’s net income was $16,461,000, or $0.55 per common share on a basic and diluted basis, based on a weighted average of 29,857,000 shares outstanding. This compares to net income of $15,521,000, or $0.58 per common share on a basic and diluted basis, based on a weighted average of 26,628,000 and 26,796,000 shares outstanding, respectively, for the three months ended June 30, 2002. The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

Net Interest Income

Net interest income for the quarter ended June 30, 2003 was $4,505,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements and interest rate swaps, compared to $23,880,000 for the quarter ended June 30, 2002, or a decrease of 81%. The decrease in net interest income was primarily due to a decrease in net interest margin, from 3.17% for the quarter ended June 30, 2002 to 0.40% for the quarter ended June 30, 2003. Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s fixed income securities, reverse repurchase agreements and interest rate swaps, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended June 30, 2003		For the Quarter Ended June 30, 2002
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Fixed Income Securities	$2,389,611	4.60%	$2,794,702	6.48%
Cash and Cash Equivalents	15,538	0.98%	7,946	0.91%
Total Interest-Earning Assets	2,405,149	4.58%	2,802,648	6.46%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	2,206,085	4.18%	2,597,048	3.29%

Net Interest-Earning Assets and Spread	$199,064	0.40%	$205,600	3.17%

The effective yield data is computed by dividing the annualized net interest income or expense, including the effect on interest expense of hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities, with the corresponding effective dividend yield annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended June 30, 2003		For the Quarter Ended June 30, 2002
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$3,802	10.63%	$4,033	10.81%

The following table shows the approximate amounts of the change in interest income and expense between 2003 and 2002 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes:

RATE / VOLUME TABLE

(Dollars in thousands)

	Three Months Ended June 30, 2003 compared to 2002
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$(17,762)	$(6,559)	$(11,203)
Cash and cash equivalents	20	17	3

Total interest income	(17,742)	(6,542)	(11,200)

Interest-Bearing Liabilities
Reverse repurchase agreements	1,633	(3,219)	4,852

Total interest expense	1,633	(3,219)	4,852

Change In Net Interest Income	$(19,375)	$(3,323)	$(16,052)

(1)   Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the quarter ended June 30, 2003, interest expense increased by $14,005,000 due to amounts paid to swap counterparties and $1,895,000 from amortization of deferred losses on terminated swap contracts.  During the quarter ended June 30, 2002, interest expense increased by $9,463,000 due to amounts paid to swap counterparties and decreased by $59,000 from amortization of deferred gains on terminated swap contracts.

Dividend Income

The Company reported dividend income of $101,000 from dividends on equity investments for the quarter ended June 30, 2003, compared to $109,000 for the quarter ended June 30, 2002.

Net Gain (Loss) from Investment and Derivative Activities

During the quarter ended June 30, 2003, the Company reported net gains from investment and derivative activities of $13,630,000 in the statement of operations. The gain consisted of a gain of $5,424,000 on the sale of $432,761,000 of fixed income trading securities, a gain of $15,087,000 on the sale of $747,570,000 of fixed income securities available-for-sale, and an unrealized loss of $6,881,000 on fixed income trading securities.

During the quarter ended June 30, 2002, the Company reported net losses from investment and derivative activities of $8,748,000 in the statement of operations. This loss consisted of a net loss of $23,441,000 on closed forward contracts, a gain of $3,000 on the sale of $1,248,000 of fixed income securities available-for-sale, a gain of $177,000 on the sale of $578,000 of equity securities available-for-sale, and an unrealized gain of $14,513,000 on trading securities.

General and Administrative Expenses

General and administrative expenses increased to $1,775,000 for the quarter ended June 30, 2003 from ($280,000) for the quarter ended June 30, 2002. The primary reason for the increase was the reversal of incentive fee expenses during the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

Overview

For the six months ended June 30, 2003, the Company’s net income was $22,760,000, or $0.76 per common share on a basic and diluted basis, based on a weighted average of 29,857,000 shares outstanding. This compares to net income of $25,249,000, or $1.12 per common share on a basic and diluted basis, based on a weighted average of 22,495,000 and 22,636,000 shares outstanding, respectively, for the six months ended June 30, 2002. The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

The primary reasons for the change in operating results for the six months ended June 30, 2003 compared to 2002 are:  (1) changes in interest rates and market conditions affecting the fair values of the Company’s Mortgage Related Securities and related derivative financial instruments and net interest income; and (2) related changes in investment and hedging strategies.

Net Interest Income

Net interest income for the six months ended June 30, 2003 was $11,943,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements and interest rate swaps, compared to $38,484,000 for the six months ended June 30, 2002, or a decrease of 69%. The decrease in net interest income was primarily due to a decrease in net interest margin, from 3.19% for the six months ended June 30, 2002 to 0.64% for the six months ended June 30, 2003. Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s fixed income securities, reverse repurchase agreements and interest rate swaps, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Six Months Ended June 30, 2003		For the Six Months Ended June 30, 2002
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Fixed Income Securities	$2,345,020	4.91%	$2,237,143	6.48%
Cash and Cash Equivalents	11,101	0.86%	8,605	1.70%
Total Interest-Earning Assets	2,356,121	4.89%	2,245,748	6.46%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	2,151,141	4.25%	2,086,705	3.27%

Net Interest-Earning Assets and Spread	$204,980	0.64%	$159,043	3.19%

The effective yield data is computed by dividing the annualized net interest income or expense, including the effect on interest expense of hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities, with the corresponding effective dividend yield annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Six Months Ended June 30, 2003		For the Six Months Ended June 30, 2002
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$3,802	10.63%	$4,275	10.99%

The following table shows the approximate amounts of the change in interest income and expense between 2003 and 2002 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes:

RATE / VOLUME TABLE

(Dollars in thousands)

	Six Months Ended June 30, 2003 compared to 2002
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$(14,909)	$3,496	$(18,405)
Cash and cash equivalents	(25)	21	(46)

Total interest income	(14,934)	3,517	(18,451)

Interest-Bearing Liabilities
Reverse repurchase agreements	11,607	1,053	10,554

Total interest expense	11,607	1,053	10,554

Change In Net Interest Income	$(26,541)	$2,464	$(29,005)

(1)   Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the six months ended June 30, 2003, interest expense was increased by $27,787,000 paid to swap counterparties and $3,768,000 from amortization of deferred losses on terminated swap contracts.  During the six months ended June 30, 2002, interest expense was increased by $15,153,000 paid to swap counterparties and decreased by $180,000 from amortization of deferred gains on terminated swap contracts.

Dividend Income

The Company reported dividend income of $202,000 from dividends on equity investments for the six months ended June 30, 2003, compared to $235,000 for the six months ended June 30, 2002.

Net Gain (Loss) from Investment and Derivative Activities

During the six months ended June 30, 2003, the Company reported a gain from investment and derivative activities of $14,078,000 in the statement of operations.  The gain consisted of a net gain of $15,087,000 on the sale of $747,570,000 of fixed income securities available-for-sale, a gain of $5,424,000 on the sale of $432,761,000 of fixed income trading securities, and an unrealized loss of $6,433,000 on fixed income trading securities.

During the six months ended June 30, 2002, the Company reported net losses from investment and derivative activities of $10,453,000 in the statement of operations. This loss consisted of a net loss of $23,922,000 on closed forward contracts, a loss of $229,000 on the sale of $98,634,000 of fixed income securities available-for-sale, a gain of $518,000 on the sale of $1,695,000 of equity securities available-for-

sale, a gain of $17,000 on the sale of $6,535,000 of fixed income trading securities, and an unrealized gain of $13,163,000 on trading securities.

General and Administrative Expenses

General and administrative expenses increased to $3,463,000 for the six months ended June 30, 2003 from $3,017,000 for the six months ended June 30, 2002. The increase was primarily due to an increase in management fees and legal fees expenses during the six months ended June 30, 2003 compared to the same period ended June 30, 2002. The increase in management fees was a result of increased average net invested capital, and the increase in legal fees was due to professional services rendered in connection with the Company's pursuit of various strategic alternatives.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds as of June 30, 2003 and December 31, 2002, consisted of reverse repurchase agreements totaling $2,220,593,000 and $2,112,444,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At June 30, 2003, the Company had borrowing arrangements with approximately twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets, which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

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

INFLATION

Most of the Company’s assets and liabilities are financial in nature.  As a result, interest rates and other factors drive the Company’s performance far more so than does inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the Company’s dividends are determined by the Company’s net income as calculated for tax purposes; in each case, the Company’s activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

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

Accounting for Derivative Financial Instruments and Hedging Activities

In recent periods the Company has used two types of derivative financial instruments, as discussed in Notes 2 and 5 to the financial statements. Both types are used fundamentally for the purpose of hedging the Company’s exposure to interest rate risk, and both are carried at fair value on the balance sheets. Forward contracts to sell U.S. Treasury securities are matched against a portion of the Company’s fixed income trading securities. These contracts do not qualify for hedge accounting and, therefore, changes in fair values of these instruments are recorded immediately through current earnings. Such changes tend to offset fair value changes in the opposite direction for the fixed income trading securities and help to reduce the volatility of periodic earnings. Interest rate swap agreements are matched against a portion of the Company’s current and anticipated reverse repurchase agreements (borrowings), effectively fixing the rate of interest paid on those borrowings for longer durations. These instruments qualify for hedge accounting and are considered to be cash flow hedges. To the extent that periodic changes in fair values of the swap agreements are deemed to be the result of their effectiveness as hedges, such changes are recorded as adjustments to accumulated other comprehensive income, a component of stockholders’ equity, rather than to current earnings. If the swaps no longer qualified as cash flow hedges (for example, if the terms of the swaps were not matched appropriately to the terms of the borrowings, or if anticipated borrowings matched to the swaps were not in fact made) all or a portion of the swaps’ fair values could become adjustments to current earnings.

Accounting for Stock Options

The Company issues stock options to its Directors and to certain employees of the Manager. The stock options issued to Directors are accounted for using the intrinsic-value method. Because the options were issued with exercise prices no less than the market price of the Common Stock on the dates of grant, and because the stock options key terms are fixed, use of the intrinsic-value method results in the Company not recognizing compensation expense for these stock options. Note 2 to the financial statements discloses the effects on recent earnings if these stock options were accounted for at fair value when granted and if compensation expense were recognized in periodic earnings over the vesting periods of the options. If the terms of the options were to be changed, variable accounting might need to be used, and the Company might then need to begin recognizing compensation expense for these options.  Options granted to persons other than Directors (i.e., to non-employees) are accounted for using the fair value method; such stock options are measured at their fair value when they are granted and are recognized as general and administrative expense during the periods when the options are vested and the related services are performed.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company’s two primary components of market risk are interest rate risk and equity price risk, as discussed below.

Interest Rate Risk

Effect on Net Interest Income.  The Company invests in fixed-rate mortgage assets, among other mortgage assets, that are funded with short-term borrowings.  During periods of rising interest rates, the borrowing costs associated with funding such fixed-rate assets are subject to increase while the income earned on such assets may remain substantially unchanged.  This would result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. The Company may enter into derivative transactions seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of the Company’s mortgage assets.  If prepayments are slower or faster than assumed, the life of the mortgage assets will be longer or shorter which would reduce the effectiveness of the Company’s hedging techniques and may result in losses on such transactions.  Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. The hedging activity of the Company will also be limited by the asset and sources of income requirements applicable to the Company as a REIT.

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

Prepayment Risk.  Fixed-rate assets in combination with hedging instruments are also subject to prepayment risk.  In falling interest rate scenarios, the fixed-rate mortgage assets may prepay faster such that the average life becomes shorter than its related hedging instrument.  If this were to happen, the Company would potentially need to reinvest at rates lower than that of the related hedging instrument.  This situation may result in the narrowing of interest rate spreads and may cause losses.

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

The Company funds a substantial portion of its acquisitions of adjustable-rate mortgage assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage assets.  Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods, especially during the 1979-1982 and 1994 interest rate environments, when the spread between such indices was volatile.  During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s financial condition, cash flows and results of operations.

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

	Fair Value for Scenario Shown
	Interest Rates Fall 300 Basis Points	Interest Rates Fall 200 Basis Points	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points	Interest Rates Rise 300 Basis Points

Interest Rate Sensitive Instruments After Hedging Instruments	$88,077	$122,411	$157,332	$174,409	$142,741	$78,360	$4,572

Change in Fair Value	$(86,332)	$(51,998)	$(17,077)	—	$(31,668)	$(96,049)	$(169,837)

Change as a Percent of Fair Value of Interest Rate Sensitive Investments	(3.41)%	(2.05)%	(0.67)%	—	(1.25)%	(3.79)%	(6.71)%

Change as a Percent of Stockholders’ Equity	(47.44)%	(28.57)%	(9.38)%	—	(17.40)%	(52.78)%	(93.32)%

Change on a Per Share Basis	$(2.89)	$(1.74)	$(0.57)	—	$(1.06)	$(3.22)	$(5.69)

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

Equity Price Risk

Another component of market risk for the Company is equity price risk.  This is the risk that the market value of the Company’s equity investments will decrease.  The following table shows the impact on the Company’s fair value as the price of its equity securities change, assuming price decreases of 10% and price increases of 10%.  Actual price decreases or increases may be greater or smaller.  (Dollars are in thousands except per share and percentage amounts.)

	Fair Value for Scenario Shown
	Prices Decrease 10%	Unchanged	Prices Increase 10%

Equity Investments	$3,928	$4,364	$4,800

Change in Fair Value	(436)	—	436
Change as a Percent of Fair Value	(10)%	—	10%
Change as a Percent of Stockholders’ Equity	(0.2)%	—	0.2%
Change on a Per Share Basis	$(0.01)	—	$0.01

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

ITEM 4.          CONTROLS AND PROCEDURES

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports.  There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

First Amendment to Shareholder Rights Agreement

Previously, our board of directors adopted a shareholder rights plan, pursuant to which we issued to holders of our common stock certain preferred stock purchase rights.  The terms and conditions of these rights are set forth in a Shareholder Rights Agreement dated as of July 19, 1999, by and between the Company and The Bank of New York, as the Rights Agent.  On July 15, 2003, the Company and The Bank of New York executed a First Amendment to our original Rights Agreement.  The First Amendment amends the definition of “Exempt Person” as used in the original Rights Agreement to include American Home Mortgage Holdings, Inc. and AHM New Holdco, Inc. and their respective affiliates until such time as the agreement and plan of merger, which we entered into on July 12, 2003 with such parties, is terminated in accordance with its terms.  In all other respects, the original Rights Agreement remains in full force and effect and unmodified.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2003, we held our Annual Meeting of Stockholders for the purpose of voting on:

1.               The election of two directors to our board of directors; and

2.               Ratification of the appointment of Deloitte & Touche LLP as independent auditor for 2003.

Our stockholders approved the following matters, with the following votes cast with respect to each proposal:

Election of two Directors to our Board of Directors

Director	Shares Voted For:	Share Votes Withheld:

Peter G. Allen	26,123,108	3,048,410

Philip A. Barach	25,920,345	3,241,173

The following directors’ terms are also continuing:

Marc I. Stern

Samuel P. Bell

The Hon. John A. Gavin

Carl C. Gregory, III

Jeffrey E. Gundlach

Ratification of the appointment of Deloitte & Touche LLP as independent auditor for 2003:

Shares Voted For:	Share Votes Withheld:	Share Votes Abstained

27,912,711	1,107,050	141,757

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

b)    Reports on Form 8-K

On July 15, 2003, we filed a Current Report on Form 8-K announcing the execution of (i) that certain agreement and plan of merger dated July 12, 2003, by and among American Home Mortgage Holdings, Inc., AHM New Holdco, Inc. and Apex Mortgage Capital, Inc., and (ii) that certain First Amendment to Shareholder Rights Agreement dated as of July 15, 2003, by and between Apex Mortgage Capital, Inc. and The Bank of New York.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: August 14, 2003	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2003	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601 (a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of July 12, 2003, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.) and Apex Mortgage Capital, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2003 and incorporated herein by reference).

3.1

Articles of Amendment and Restatement of the Company, as filed with the State Department of Assessments and Taxation of Maryland on November 25, 1997, (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Commission File No. 333-36069) Amendment No. 3 filed with the Commission on November 21, 1997 and incorporated herein by reference).

3.2

Articles Supplementary relating to the Company’s Series A Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on July 26, 1999 (previously filed as Exhibit 3.1 t the Company’s Current Report on Form 8-K, dated June 30, 1999 and filed with the Commission on July 27, 1999, and incorporated herein by reference).

3.3

Amended and Restated Bylaws of the Company as currently in effect (previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-2, Commission File No. 333-73448, Amendment No. 1, and filed with the Commission on November 27, 2001 and incorporated herein by reference).

4.1

Form of Share Certificate for Common Stock (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated June 30, 1999 and filed with the Commission on July 27, 1999, and incorporated herein by reference).

4.2.1

Shareholder Rights Agreement between the Company and The Bank of New York, as Rights Agent (including as Exhibit B the form of Rights Certificate)(previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 30, 1999 and filed with the Commission on July 27, 1999, and incorporated herein by reference).

4.2.2

First Amendment to Shareholder Rights Agreement dated as of July 15, 2003, by and between Apex Mortgage Capital, Inc. and The Bank of New York (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 15, 2003 and incorporated herein by reference).

31.1*	Certification of Philip A. Barach under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David S. DeVito under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip A. Barach under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David S. DeVito under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.