Form 10-Q
period 2003-09-30
APEX MORTGAGE CAPITAL INC
filed 2003-11-14
CIK 1045956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2003

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

Yes  ☒              No  ☐

On November 4, 2003 the number of shares of our common stock outstanding was 29,857,000.

APEX MORTGAGE CAPITAL, INC.

FORM 10-Q

Apex Mortgage Capital, Inc.

Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets

Cash and cash equivalents	$8,708,000	$1,456,000
Fixed income trading securities, at fair value	22,083,000	606,014,000
Fixed income securities available-for-sale, at fair value	1,343,636,000	1,818,893,000
Equity securities available-for-sale, at fair value	—	4,168,000
Accrued interest receivable	5,444,000	12,012,000
Principal payments receivable	5,335,000	248,000
Other assets	5,080,000	2,587,000
	$1,390,286,000	$2,445,378,000

Liabilities and Stockholders’ Equity

Liabilities

Reverse repurchase agreements	$927,079,000	$2,112,444,000
Payable for unsettled securities	237,750,000	—
Accrued interest payable	1,744,000	2,444,000
Dividend payable	—	13,509,000
Interest rate swaps, at fair value	58,105,000	120,098,000
Accrued expenses and other liabilities	1,512,000	2,224,000
	1,226,190,000	2,250,719,000

Commitments and contingencies (Note 6)

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,857,000 shares outstanding as of September 30, 2003 and December 31, 2002	299,000	299,000
Additional paid-in-capital	331,521,000	331,499,000
Accumulated other comprehensive loss	(55,414,000)	(95,880,000)
Accumulated deficit	(112,310,000)	(41,259,000)
	164,096,000	194,659,000
	$1,390,286,000	$2,445,378,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Interest Income:
Fixed income securities	$14,923,000	$53,701,000	$72,520,000	$126,206,000
Cash and cash equivalents	45,000	14,000	92,000	87,000
	14,968,000	53,715,000	72,612,000	126,293,000

Interest Expense	14,927,000	29,237,000	60,629,000	63,331,000
Net Interest Income	41,000	24,478,000	11,983,000	62,962,000

Dividend Income	34,000	106,000	236,000	341,000
Net Interest and Dividend Income	75,000	24,584,000	12,219,000	63,303,000

General and Administrative Expenses:
Management fee	466,000	539,000	1,570,000	1,360,000
Incentive fee	(1,287,000)	(1,437,000)	—	—
Insurance	164,000	83,000	491,000	250,000
Professional fees	1,025,000	62,000	1,277,000	161,000
Directors’ fees	30,000	22,000	74,000	66,000
Non-employee stock options	7,000	23,000	22,000	73,000
Other	202,000	151,000	635,000	550,000
	607,000	(557,000)	4,069,000	2,460,000

Net Interest and Dividend Income (Loss) After General and Administrative Expenses	(532,000)	25,141,000	8,150,000	60,843,000

Net Loss from Investment and Derivative Activities	(80,670,000)	(15,645,000)	(66,592,000)	(26,097,000)
Net Income (Loss)	$(81,202,000)	$9,496,000	$(58,442,000)	$34,746,000

Net Income Per Share:
Basic	$(2.72)	$0.32	$(1.96)	$1.39
Diluted	$(2.72)	$0.32	$(1.96)	$1.38

Weighted Average Number of Shares Outstanding:
Basic	29,857,000	29,857,000	29,857,000	24,976,000
Diluted	29,857,000	29,992,000	29,857,000	25,105,000

Dividends Declared Per Share:	$—	$0.50	$0.42	$1.50

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statement of Stockholders’ Equity

(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income / (Loss)

	Common Stock
	Shares	Amount

Balance, January 1, 2003	29,857,000	$299,000	$331,499,000	$(95,880,000)	$(41,259,000)	$194,659,000

Amortization of non-employees stock options	—	—	22,000	—	—	22,000

Net loss	—	—	—	—	(58,442,000)	(58,442,000)	$(58,442,000)

Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	(26,130,000)	—	(26,130,000)	(26,130,000)

Net change in deferred gain (loss) on terminated interest rate swaps	—	—	—	4,603,000	—	4,603,000	4,603,000

Net change in unrealized gain (loss) on interest rate swaps classified as cash flow hedges	—	—	—	61,993,000	—	61,993,000	61,993,000

Comprehensive income (loss)							$(17,976,000)

Dividends declared	—	—	—	—	(12,609,000)	(12,609,000)

Balance, September 30, 2003	29,857,000	$299,000	$331,521,000	$(55,414,000)	$(112,310,000)	$164,096,000

The following is a presentation of the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2003.

Nine Months Ended September 30, 2003

Unrealized Gains (Losses) on Available-for-Sale Securities:

Change in unrealized gains (losses) during the period	$(48,828,000)

Realized (gains) losses on sale of securities during the period	22,698,000

Net change in unrealized gains (losses) on available-for-sale securities	$(26,130,000)

Deferred Gain (Loss) on Terminated Interest Rate Swaps:

Deferred gain (loss) on interest rate swaps terminated during the period	$(42,435,000)

Accelerated loss recognition during the period	42,479,000

Reclassification for amortization into interest expense	4,559,000

Net change in deferred gain (loss) on terminated interest rate swaps	$4,603,000

Unrealized Gain (Loss) on Interest Rate Swaps Classified as Cash Flow Hedges:

Change in unrealized gain (loss) during the period	$(18,457,000)

Deferred loss on interest rate swaps terminated during the period	42,435,000

Reclassification for adjustments to interest expense	38,015,000

Net change in unrealized gain (loss) on interest rate swaps classified as cash flow hedges	$61,993,000

See accompanying notes to financial statements

Apex Mortgage Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Operating Activities:
Net (loss) income	$(58,442,000)	$34,746,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net amortization	19,822,000	669,000
Net loss from investment and derivative activities	66,592,000	26,097,000
Trading activities	532,696,000	(594,929,000)
Change in assets and liabilities:
Accrued interest receivable	6,568,000	(10,867,000)
Other assets	(2,493,000)	238,000
Accrued interest payable	(700,000)	2,953,000
Accrued expenses and other liabilities	(712,000)	(9,542,000)
Net cash provided by (used in) operating activities	563,331,000	(550,635,000)

Investing Activities:
Purchase of fixed income securities available-for-sale	(2,303,271,000)	(1,503,945,000)
Proceeds from sales of fixed income securities available-for-sale	2,257,126,000	109,153,000
Proceeds from sales of equity securities	4,299,000	1,937,000
Principal payments on fixed income securities available-for-sale	697,250,000	138,330,000
Net cash provided by (used in) investing activities	655,404,000	(1,254,525,000)

Financing Activities:
Net change in reverse repurchase agreements	(1,185,365,000)	1,689,237,000
Dividend distributions	(26,118,000)	(40,025,000)
Issuance of common stock	—	155,819,000
Net cash (used in) provided by financing activities	(1,211,483,000)	1,805,031,000

Net Increase (Decrease) in Cash and Cash Equivalents	7,252,000	(129,000)

Cash and Cash Equivalents at Beginning of Period	1,456,000	4,330,000

Cash and Cash Equivalents at End of Period	$8,708,000	$4,201,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$57,273,000	$61,406,000
Noncash Investing and Financing Activities:
Change in accumulated other comprehensive loss	(40,466,000)	(71,874,000)
Change in receivable for unsettled securities	—	330,567,000
Change in payable for unsettled securities	237,750,000	(384,730,000)
Change in dividends declared, not yet paid	(13,509,000)	2,473,000

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

The Company entered into a management agreement, or the “Management Agreement,” as amended, with TCW Investment Management Company, or the “Manager,” a wholly owned subsidiary of The TCW Group, Inc., pursuant to which the Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors.  The Management Agreement was initially executed on December 9, 1997.

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

At September 30, 2003 and December 31, 2002, the Company’s outstanding interest rate swaps qualify as cash flow hedges and are deemed to be fully effective as hedges under SFAS No. 133.  Changes in fair values of such swaps are not reflected in current earnings, but are reflected in other comprehensive income.  Currently, fair value of the interest rate swaps is determined by the average of values obtained from two market analytics systems, i.e., The Yield Book and Bloomberg.  If the Company were to change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreements, the agreements might no longer qualify for hedge accounting treatment. In that case, changes in their fair values would affect net income.

Stock-based Compensation

The Company grants stock options to directors and to certain directors, officers and employees of the Manager. Options granted to directors of the Company are accounted for using the intrinsic-value method, and generally no compensation expense is recognized in the statements of operations for such options. Options granted to persons other than directors (i.e., to non-employees) are accounted for using the fair value method; such stock options are measured at their fair value when they are granted and are recognized as general and administrative expense during the periods when the options are vested and the related services are performed.  During the nine months ended September 30, 2003 and September 30, 2002, the Company did not issue any stock options. The effects of previously issued and unvested stock options to the Company’s directors did not have an impact for either of the periods presented below.

The following table represents the pro forma effects on net income (loss) and net income (loss) per share if compensation costs related to the director stock options were measured using the fair value method as prescribed under SFAS No. 123, Accounting for Stock-based Compensation:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Reported net income (loss)	$(81,202,000)	$9,496,000	$(58,442,000)	$34,746,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	1,000

Pro forma net income (loss)	$(81,202,000)	$9,496,000	$(58,442,000)	$34,745,000

Earnings (losses) per share:
Basic - as reported	$(2.72)	$0.32	$(1.96)	$1.39
Basic - pro forma	$(2.72)	$0.32	$(1.96)	$1.39

Diluted - as reported	$(2.72)	$0.32	$(1.96)	$1.38
Diluted - pro forma	$(2.72)	$0.32	$(1.96)	$1.38

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

Note 3 – Fixed Income and Equity Securities

At September 30, 2003, fixed income securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$21,710	$1,319,450
Unamortized (Discount) Premium	(147)	15,918
Adjusted Cost	21,563	1,335,368	$—
Gross Unrealized Gains	520	14,079	—
Gross Unrealized Losses	—	(5,811)	—
Fair Value	$22,083	$1,343,636	$—

At December 31, 2002, fixed income and equity securities consisted of the following:

(in thousands)	Fixed Income Trading Securities	Fixed Income Securities Available-For-Sale	Equity Securities Available-For-Sale
Principal Amount	$585,817	$1,765,448
Unamortized Premium	12,838	20,371
Adjusted Cost	598,655	1,785,819	$2,844
Gross Unrealized Gains	7,359	33,225	1,324
Gross Unrealized Losses	—	(151)	—
Fair Value	$606,014	$1,818,893	$4,168

The contractual final maturity of the mortgage loans supporting fixed income mortgage securities is generally between 15 and 30 years at origination.  Because of prepayments on the underlying mortgage loans, the actual weighted average maturity is expected to be substantially less.

Fixed-rate mortgage securities comprised approximately 48.4% and 99.0% of the Company’s portfolio of fixed income securities at September 30, 2003 and December 31, 2002, respectively.  The shift from fixed-rate mortgage securities to adjustable-rate mortgage securities was made by the Manager to seek to reduce exposure to price volatility and to seek to increase exposure to securities that have more favorable prepayment characteristics.  The decrease in fixed income trading securities from December 31, 2002 to September 30, 2003 was primarily due to the sale of $432,761,000 of fixed income trading securities and $147,456,000 of principal prepayments on fixed income trading securities.  The expected average remaining maturity of the Company’s other fixed income securities as of September 30, 2003 and December 31, 2002 was approximately 27 years and less than one year, respectively.

Adjustable-rate mortgage securities comprised approximately 49.1% and 0.4% of the Company’s portfolio of fixed income securities at September 30, 2003 and December 31, 2002, respectively.  A portion of the adjustable-rate mortgage securities in the Company’s portfolio are backed by loans subject to periodic and lifetime caps that limit the amount the securities’ effective interest rates can change during any given period and over the lives of the assets.  Both at September 30, 2003 and December 31, 2002, the portion of adjustable-rate mortgage securities subject to periodic caps had an average periodic cap equal to 2.0%. At September 30, 2003 and December 31, 2002, the portion of adjustable-rate mortgage securities subject to lifetime caps had an average lifetime cap equal to 9.5% and 11.3%, respectively.

During the nine months ended September 30, 2003, the Company reported a net loss on investment and derivative activities of $66,592,000 in the statement of operations.  The loss consisted of a loss of $42,479,000 on terminated swaps, a net loss of $24,153,000 on the sale of $2,257,126,000 of fixed income securities available-for-sale, a gain of $5,424,000 on the sale of $432,761,000 of fixed income trading securities, a gain of $1,455,000 on the sale of $4,299,000 of equity securities available-for-sale, and an unrealized loss of $6,839,000 on fixed income trading securities.

During the nine months ended September 30, 2002, the Company reported a net loss on investment and derivative activities of $26,097,000 in the statement of operations.  This loss consisted of a net loss of $55,800,000 on closed forward contracts, a loss of $229,000 on the sale of $98,634,000 of fixed income securities available-for-sale, a gain of $29,907,000 on the sale of $894,372,000 of fixed income trading securities, a gain of $594,000 on the sale of $1,937,000 of equity securities available-for-sale, and an unrealized loss of $569,000 on fixed income trading securities.

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

At September 30, 2003, the Company had outstanding $927,079,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.11% per annum and a weighted average maturity of one month.  The reverse repurchase agreements were collateralized by the Company’s securities with an estimated fair value of $952,656,000.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% per annum and a weighted average maturity of one month.  The reverse repurchase agreements were collateralized by the Company’s securities with an estimated fair value of $2,199,852,000.

Note 5 – Derivative Financial Instruments and Hedging Activities

The Company has entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a floating rate and pays a fixed rate.  The swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $771,500,000, as of September 30, 2003, of current and anticipated future borrowings under reverse repurchase agreements.  The Company estimates that approximately $19,325,000 of unrealized and deferred realized losses on interest rate swaps currently included in accumulated other comprehensive loss will be reclassified into interest expense within the next twelve months as net settlements occur. As of September 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for current and anticipated future transactions is approximately 8.7 years.

Interest Rate Swaps at September 30, 2003:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$771,500	4.884%	1Month LIBOR	4.7 years	$58,105

Interest Rate Swaps at December 31, 2002:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1Month LIBOR	4.4 years	$120,098

During the fourth quarter of 2002, the Company terminated a portion of the outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57% per annum.  Also, during the third quarter of 2003, the Company terminated another portion of the outstanding interest rate swap agreements with a combined notional amount of $907,000,000 which resulted in a deferred loss of approximately $42,435,000 with an average term of 5.1 years and an average rate of 4.44% per annum.

As a result of declining reverse repurchase agreement balances as of September 30, 2003, the Company accelerated the deferred loss recognition and reclassified $42,479,000 from accumulated other comprehensive income (loss) to net loss from investment and derivative activities for the nine months ended September 30, 2003.  The acceleration of the deferred loss recognition depends on the balance of reverse repurchase agreements maintained by the Company.  If the general level of reverse repurchase agreements were to decline further, the Company may be required to accelerate the deferred loss recognition in the future.  The remaining deferred loss of $5,575,000 is being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements.

During the nine months ended September 30, 2003, interest expense was increased by $38,015,000 paid to swap counterparties and $4,559,000 from amortization of deferred losses on terminated swap contracts.  During the nine months ended September 30, 2002, interest expense was increased by $29,342,000 paid to swap counterparties and decreased by $180,000 from amortization of deferred gains on terminated swap contracts.

Note 6 – Commitments and Contingencies

There have been no material changes to the matters disclosed in “Note 10 - Commitments and Contingencies” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 7 - Risks and Uncertainties

The Company’s future results of operations and overall book value involve a number of risks and uncertainties that affect volatility of earnings and book value.  Factors that could affect the Company’s future operating results and/or book value and cause actual results to vary materially from expectations include, but are not limited to the following: further adverse changes in general economic conditions, further changes in interest rates; and fluctuations in overall market conditions for mortgage-backed securities.

Note 8 – Subsequent Events

In addition, on July 14, 2003, the Company announced that it entered into a definitive agreement and plan of merger dated July 12, 2003, with American Home Mortgage Holdings, Inc., or American Home, and American Home Mortgage Investment Corp.  (formerly called AHM New Holdco, Inc.), or AHM Investment Corp., a wholly-owned subsidiary of American Home, providing for the acquisition of the Company by American Home pursuant to the merger of the Company with and into AHM Investment Corp., with AHM Investment Corp. surviving the merger.  Prior to the merger, American Home will engage in an internal reorganization pursuant to which American Home will merge with and into a wholly-owned subsidiary of AHM Investment Corp.  As a result of this reorganization, AHM Investment Corp. will become the new parent company and will own 100% of the capital stock of American Home, and each outstanding share of American Home common stock will be converted into one share of AHM Investment Corp. common stock.  In the merger, and subject to the terms and conditions of the agreement and plan of merger, each issued and outstanding share of the Company’s common stock will be converted automatically into and become exchangeable for a number of shares of AHM Investment Corp. common stock equal to 107.5% of our book value per share, subject to a collar adjustment, as set forth in the agreement and plan of merger.  The completion of the merger is subject to the approval by the Company’s stockholders and those of American Home, the receipt of regulatory approvals and other customary conditions.  Upon the successful completion of the merger, the Company’s Manager has agreed that it will terminate its Management Agreement for a termination fee equal to 40% of the premium over book value received by our stockholders in the merger, not to exceed $10,000,000, which is less than the amount the Company was originally obligated to pay the Manager under the Management Agreement in the event of a termination without cause by the Company.

On October 27, 2003, the Company announced that the Registration Statement on Form S-4, Amendment #3, filed by AHM Investment Corp. relating to the proposed acquisition of the Company by American Home was declared effective by the SEC on October 24, 2003.

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

SAFE HARBOR/FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “anticipate,” “estimate,” “intend,” “continue” or “believes” or the negatives thereof or other variations thereon or comparable terminology. Some important factors that would cause actual results to differ materially from those in any forward-looking statements include the following: the possibility that the merger with American Home Mortgage Holdings, Inc. will not be completed; changes in interest rates; a decline in our book value; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the assets of the Company from those assumed; and the degree to which assets are hedged and the effectiveness of the hedge, among other factors. In addition, the degree of risk in the Company’s investments is increased by the Company’s leveraging of its assets. For additional discussion of factors that could cause actual results to differ from those contained in such forward-looking statements, see “Principal Risks and Special Considerations”, “Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The day-to-day operations of the Company are managed by an external management company, TCW Investment Management Company, or the Manager, subject to the direction and oversight of the Company’s Board of Directors.  A majority of the Board of Directors are unaffiliated with the TCW Group, Inc. (“TCW” and, together with its subsidiaries and affiliates, the “TCW Group”), or the Manager.  The Manager is a wholly-owned subsidiary of TCW.  The Manager was established in 1987, and the TCW Group began operations in 1971 through one of its affiliates.  The Company’s investment management team are selected members of the TCW Group’s Mortgage-Backed Securities Group (the “MBS Group”), all of whom have over fifteen years of experience in raising and managing mortgage capital.  The Company is externally managed by the Manager.  The Manager’s key officers have experience in raising and managing mortgage capital, mortgage finance and the purchase and administration of mortgage related assets.

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

Special stockholders’ meeting.  As previously announced, our special stockholders’ meeting to vote on the proposed merger with American Home will be held on November 21, 2003 for our stockholders of record on October 10, 2003.

Termination of the Management Agreement.  In connection with the proposed merger, we have agreed to terminate the Management Agreement with our Manager, TCW Investment Management Company, at the closing of the proposed merger.  Pursuant to the existing terms of the Management Agreement, the Manager is entitled to a fee upon termination of the Management Agreement equal to the fair market value of the Management Agreement.  In connection with the agreement and plan of merger with American Home, we have agreed to enter into a third amendment to the Management Agreement at the closing of the merger that provides that we will pay a termination fee to the Manager immediately prior to the closing of the merger, equal to 40% of the premium over net book value received by our stockholders in the merger.  This amount is substantially less than the amount the Manager would be entitled to receive from the Company under the existing terms of the Management Agreement, which is less than the amount the Company was originally obligated to pay the Manager under the Management Agreement in the event of a termination without cause by the Company.

By way of example, based on an Apex net book value per share of approximately $5.50 as of September 30, 2003 and (without giving effect to certain transaction expenses which will be deducted from Apex’s actual net book value, including the Manager’s termination fee) an American Home average price of $20.14702 as of October 21, 2003, the termination fee will equal approximately $4.9 million, which is less than the amount Apex was originally obligated to pay to the Manager under the Management Agreement in the event of a termination without cause by Apex.  The actual Apex net book value, American Home average price and termination fee can, and probably will, differ from these figures.

No declaration of a dividend distribution for the third quarter of 2003.  On September 23, 2003 we announced that, due to costs associated with the anticipated closing of the merger with American Home and the restructuring of our investment portfolio in accordance with the terms of the merger, our board of directors decided not to declare a third quarter 2003 dividend distribution to our stockholders.

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

•                  manage the credit risk of our mortgage related assets through, among other activities, the following: (i) carefully selecting mortgage related assets to be acquired; (ii) complying with our investment policy; (iii) actively monitoring the ongoing credit quality and servicing of our mortgage related assets; and (iv) maintaining appropriate capital levels and allowances for possible credit losses;

•                  finance purchases of mortgage related assets with the net proceeds of equity offerings and, to the extent permitted by our leverage policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily reverse repurchase agreements) with interest rates that will also reflect changes in short-term market interest rates;

•                  structure our borrowings in accordance with our interest rate risk management policy;

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

In the event that the merger does not close as contemplated, we may attempt to increase the return to stockholders over time by: (i) raising additional capital in order to increase our ability to invest in additional mortgage related assets; (ii) lowering our effective borrowing costs through direct funding with collateralized lenders, in addition to using Wall Street intermediaries, and investigating the possibility of using collateralized commercial paper and medium-term note programs; and (iii) improving the efficiency of our balance sheet structure by issuing uncollateralized subordinated debt and other forms of capital.

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

In the event that the proposed merger is not completed as contemplated, the Management Agreement may be renewed for additional one-year terms at the discretion of the unaffiliated directors, unless previously terminated by the Company or the Manager upon written notice.  Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee, which may be significant.  The termination or non-renewal fee shall be equal to the fair market value of the Management Agreement without regard to the Company’s termination right, as determined by an independent appraisal.  The selection of the independent appraiser shall be subject to the approval of the unaffiliated directors.  Neither the fair market value of the Management Agreement nor the various factors which the appraiser may find relevant in its determination of the fair market value can be determined at this time.

The fair market value of the Management Agreement will be affected by significant variables, including the following: (i) the historical management fees paid to the Manager; (ii) any projections of future management fees to be paid to the Manager determined by the independent appraiser; and (iii) other factors, all of which may be unrelated to the performance of the Manager.

The Management Agreement may be assigned by the Manager to an affiliate of TCW without the consent of the Company.  The Management Agreement may be assigned to a non-affiliate of TCW only with the approval of a majority of the unaffiliated directors.

Termination of the Management Agreement.  In connection with the proposed merger with American Home, we have agreed to terminate the Management Agreement with our Manager, TCW Investment Management Company, at the closing of the proposed merger.  Pursuant to the existing terms of the Management Agreement, the Manager is entitled to a fee upon termination equal to the fair market value of the Management Agreement.  In connection with the agreement and plan of merger with American Home, we have agreed to enter into a third amendment to the Management Agreement at the closing of the merger that provides that we will pay a termination fee to the Manager immediately prior to the closing of the merger, equal to 40% of the premium over net book value received by our stockholders in the merger.  This amount is substantially less than the amount the Manager would be entitled to receive from the Company under the existing terms of the Management Agreement.

By way of example, based on an Apex net book value per share of approximately $5.50 as of September 30, 2003 and (without giving effect to certain transaction expenses which will be deducted from Apex’s actual net book value, including the Manager’s termination fee) an American Home average price of $20.14702 as of October 21, 2003, the termination fee will equal approximately $4.9 million, which is less than the amount Apex was originally obligated to pay to the Manager under the Management Agreement in the event of a termination without cause by Apex.  The actual Apex net book value, American Home average price and termination fee can, and probably will, differ from these figures

Manager Compensation

The Manager receives annual base management compensation based on the Average Net Invested Capital of the Company, payable monthly in arrears, equal to 3/4 of 1% of Average Net Invested Capital.  The term “Average Net Invested Capital” means the month end sum of (1) the Company’s total stockholders’ equity computed in accordance with accounting principles generally accepted in the United States of America, plus (2) any unsecured debt that has been approved for inclusion by the unaffiliated directors at issuance, plus or minus (3) an adjustment to exclude the impact of any unrealized gains, losses or other items that do not affect realized net income.  Accordingly, incurring collateralized debt to finance specific investment purchases does not ordinarily increase Average Net Invested Capital.

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

Although American Home and the Company have signed the agreement and plan of merger in furtherance of a proposed merger of the Company with and into AHM Investment Corp., the completion of the merger is subject to stockholder and regulatory approvals, and there is no assurance that all of the conditions to closing will be met and that the merger will be completed.  In addition, either party may unilaterally terminate the Merger Agreement if the merger is not completed on or before January 12, 2004, or, if the failure to close relates solely to governmental approval or antitrust matters, on or before April 12, 2004.  In addition, if the American Home average price is less than $14.57443 per share, the Company may terminate the agreement and plan of merger, subject to American Home’s right to adjust the exchange ratio.  Similarly, if American Home’s average price is greater than $24.29071 per share, American Home may terminate the agreement and plan of merger, subject to our right to adjust the exchange ratio.

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

Stockholders who purchase our common stock after October 10, 2003 will be bound by the outcome of the stockholders’ vote in connection with the proposed merger, but will not have the right to vote.

Our board of directors set a record date of October 10, 2003 in connection with our stockholders’ meeting to be held on November 21, 2003 to vote on the merger with American Home.  Those stockholders who purchase shares of our common stock after the record date will not have the right to vote on the proposed merger.  Nonetheless, if our stockholders entitled to vote at the stockholders’ meeting approve the merger with American Home, those stockholders who previously purchased our stock after the record date will be bound by the outcome of the vote.

FINANCIAL CONDITION

Fixed Income Securities

At September 30, 2003 and December 31, 2002, the Company held $1,365,719,000 and $2,424,907,000 of fixed income securities, respectively. The original maturity of a significant portion of the fixed income securities ranges from fifteen to thirty years, however, the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table is a schedule of fixed income securities held and listed by security type (dollars in thousands):

	September 30, 2003		December 31, 2002
Fixed Income Securities	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Mortgage Securities:
Adjustable Rate (1)	$668,267	48.93%	$9,173	0.38%
Fixed Rate	660,987	48.40%	2,415,484	99.61%
Other Fixed Income Securities	36,465	2.67%	250	0.01%
Totals	$1,365,719	100.00%	$2,424,907	100.00%

(1)          At September 30, 2003, the interest rate indices for 36% and 61% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the London Inter-Bank Offered Rate, respectively.

At December 31, 2002, the interest rate indices for 99% and 1% of the adjustable rate mortgage securities were based on the one-year U.S. Treasury rate and the London Inter-Bank Offered Rate, respectively.

The following table shows various weighted average characteristics of the fixed income securities held by the Company at September 30, 2003 (dollars in thousands):

Security Type	Par Amount	Par as a Percent of Category	Adjusted Cost Basis	Market Price	Current Coupon	Weighted Average Life (1)

15 Year Agency Pass-throughs	$205,249	15.30%	102.47%	101.73%	4.76%	3.4
30 Year Agency Pass-throughs	439,328	32.76%	100.32%	101.94%	5.73%	3.4
AAA CMOs	4,322	0.32%	98.39%	100.28%	7.25%	1.8
Total Fixed Rate Holdings	648,899	48.38%	100.99%	101.86%	5.43%	3.4

Other Fixed Income Securities	34,000	2.54%	116.34%	107.25%	5.38%	27.4
Adjustable Rate Holdings	658,262	49.08%	100.58%	101.52%	3.93%	0.9

Category Total	$1,341,161	100.00%	101.18%	101.83%	4.69%	2.8

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

Equity Securities

The Company held no equity securities at September 30, 2003 and held $4,168,000 equity securities at December 31, 2002. Equity securities consisted primarily of investment in equities issued by other real estate investment trusts.

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

Accrued Interest Receivable and Other Assets

The Company had accrued interest receivable and other assets of $15,859,000 and $14,847,000 at September 30, 2003 and December 31, 2002, respectively. The increase was primarily due to the increase in receivable for unsettled transactions, which was offset by the decrease in accrued interest receivable at September 30, 2003. Other assets also consist of deferred insurance expense, deferred stockholder rights expense and other prepaid expenses.

Stockholders’ Equity

The Company had stockholders’ equity of $164,096,000 and $194,659,000 at September 30, 2003 and December 31, 2002, respectively. The decrease in stockholders’ equity at September 30, 2003 was primarily due to an increase in accumulated deficit which was partially offset by a decrease in accumulated other comprehensive loss during the nine months ended September 30, 2003. The accumulated deficit included net loss and dividends declared for the nine months ended September 30, 2003. The decrease in accumulated other comprehensive loss included a decrease in unrealized losses on interest rate swaps and a decrease in deferred loss on terminated interest rate swaps, which was offset by a decrease in unrealized gains on available-for-sale securities.

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

During the fourth quarter of 2002, the Company terminated a portion of its outstanding interest rate swap agreements with a combined notional amount of $544,500,000, which resulted in a deferred loss of approximately $13,872,000 with an average term of 1.3 years and an average rate of 3.57%. Also, during the third quarter of 2003, the Company terminated another portion of its outstanding interest rate swap agreements with a combined notional amount of $907,000,000 which resulted in a deferred loss of approximately $42,435,000 with an average term of 5.1 years and an average rate of 4.44% per annum.

As a result of declining reverse repurchase agreement balances as of September 30, 2003, the Company accelerated the deferred loss recognition and reclassified $42,479,000 from accumulated other comprehensive income (loss) to net loss from investment and derivative activities for the nine months ended September 30, 2003. The acceleration of the deferred loss recognition depends on the balance of reverse repurchase agreements maintained by the Company. If the general level of reverse repurchase agreements were to decline further, the Company may be required to accelerate the deferred loss recognition in the future. The remaining deferred losses are being amortized as an adjustment to interest expense over the remaining lives of the original swap agreements

At September 30, 2003, the Company had entered into interest rate swap agreements summarized below:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$771,500	4.884%	1 Month LIBOR	4.7 years	$58,105

At December 31, 2002, the Company had entered into interest rate swap agreements summarized below:

(Dollars in thousands)

Current Notional Amount	Average Fixed Rate	Floating Rate	Par Weighted Average Maturity	Unrealized Losses

$1,678,500	4.643%	1 Month LIBOR	4.4 years	$120,098

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

At September 30, 2003 and December 31, 2002, the Company had no open forward contracts to sell U.S. Treasury notes.

Liabilities

The Company has entered into reverse repurchase agreements to finance certain of its mortgage-backed securities.  These agreements are secured by a portion of the Company’s mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

At September 30, 2003, the Company had outstanding $927,079,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.11% per annum and a maturity of one month. The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $952,656,000.

At December 31, 2002, the Company had outstanding $2,112,444,000 of reverse repurchase agreements with a weighted average current borrowing rate of 1.40% per annum and a maturity of one month.  The reverse repurchase agreements were collateralized by mortgage-backed securities with an estimated fair value of $2,199,852,000.

The Company had interest rate swaps with an unrealized loss of $58,105,000 and $120,098,000 at September 30, 2003 and December 31, 2002, respectively. Under the swap agreements, the Company receives a floating rate and pays a fixed rate.

The Company had $3,256,000 and $18,177,000 of other liabilities at September 30, 2003 and December 31, 2002, respectively. The decrease in other liabilities at September 30, 2003 was primarily due to the termination of dividend distribution during the quarter ended September 30, 2003. Other liabilities also consist of accrued interest payable and accrued expenses and other liabilities. The Company anticipates settling all other liabilities within one year.

Contractual Obligations

At September 30, 2003, the Company had contractual obligations summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(dollars in thousands)

Reverse repurchase principal payable	$927,079	$927,079	—	—	—
Total	$927,079	$927,079

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Overview

For the quarter ended September 30, 2003, the Company’s net loss was $81,202,000, or $(2.72) per common share on a basic and diluted basis, based on a weighted average of 29,857,000 shares outstanding. This compares to net income of $9,496,000, or $0.32 per common share on a basic and diluted basis, based on a weighted average shares outstanding of 29,857,000 and 29,992,000, respectively, for the three months ended September 30, 2002. The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.  The primary reasons for the increase in net loss was due to a decrease in the net interest margin, realized losses on terminated interest rate swaps, and realized losses on the sale of fixed income securities available-for-sale.

Net Interest Income

Net interest income for the quarter ended September 30, 2003 was $41,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements and interest rate swaps, compared to $24,478,000 for the quarter ended September 30, 2002, or a decrease of 100%. The decrease in net interest income was primarily due to a decrease in net interest margin, from 2.82%

for the quarter ended September 30, 2002 to (0.44)% for the quarter ended September 30, 2003. Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s fixed income securities, reverse repurchase agreements and interest rate swaps, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended September 30, 2003		For the Quarter Ended September 30, 2002
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Fixed Income Securities	$1,544,446	3.86%	$3,372,586	6.37%
Cash and Cash Equivalents	23,229	0.77%	2,185	2.56%
Total Interest-Earning Assets	1,567,675	3.82%	3,374,771	6.37%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	1,401,872	4.26%	3,293,219	3.55%

Net Interest-Earning Assets and Spread	$165,803	(0.44)%	$81,552	2.82%

The effective yield data is computed by dividing the annualized net interest income or expense, including the effect on interest expense of hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities, with the corresponding effective dividend yield annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Quarter Ended September 30, 2003		For the Quarter Ended September 30, 2002
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$1,623	8.38%	$3,931	10.79%

The following table shows the approximate amounts of the change in interest income and expense between 2003 and 2002 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes:

RATE / VOLUME TABLE

(Dollars in thousands)

	Three Months Ended September 30, 2003 compared to 2002
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$(38,778)	$(29,109)	$(9,669)
Cash and cash equivalents	31	135	(104)

Total interest income	(38,747)	(28,974)	(9,773)

Interest-Bearing Liabilities
Reverse repurchase agreements	(14,310)	(16,791)	2,481

Total interest expense	(14,310)	(16,791)	2,481

Change In Net Interest Income	$(24,437)	$(12,183)	$(12,254)

(1)          Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the quarter ended September 30, 2003, interest expense was increased by $10,228,000 due to amounts paid to swap counterparties and $791,000 from amortization of deferred losses on terminated swap contracts.  During the quarter ended September 30, 2002, interest expense was increased by $14,189,000 due to amounts paid to swap counterparties.

Dividend Income

The Company reported dividend income of $34,000 from dividends on equity investments for the quarter ended September 30, 2003, compared to $106,000 for the quarter ended September 30, 2002. The decrease was due to the sale of the equity investments.

Net Gain (Loss) from Investment and Derivative Activities

During the quarter ended September 30, 2003, the Company reported a net loss from investment and derivative activities of $80,670,000 in the statement of operations. The loss consisted of a loss of 42,479,000 on terminated swaps, a loss of $39,240,000 on the sale of $1,509,557,000 of fixed income securities available-for-sale, a gain of $1,455,000 on the sale of $4,299,000 equity securities available-for-sale, and an unrealized loss of $406,000 on fixed income trading securities.

During the quarter ended September 30, 2002, the Company reported a net loss from investment and derivative activities of $15,645,000 in the statement of operations. This loss consisted of a net loss of $31,878,000 on closed forward contracts, a gain of $29,890,000 on the sale of $887,838,000 of fixed income trading securities, a gain of $76,000 on the sale of $242,000 of equity securities available-for-sale, and an unrealized loss of $13,733,000 on fixed income trading securities.

General and Administrative Expenses

General and administrative expenses increased to $607,000 for the quarter ended September 30, 2003 from ($557,000) for the quarter ended September 30, 2002. The primary reason for the increase was the increase in legal, accounting and other fee expenses associated with the professional services rendered in connection with the Company’s pursuit of various strategic alternatives, including our proposed merger with American Home.

In the quarter ended September 30, 2003, the Company reversed the incentive fee recorded as expense year-to-date.  Incentive fees are calculated based on year-to-date book earnings adjusted for certain items not subject to tax currently and return on equity relative to certain benchmarks.  Because the Company had realized losses on terminated interest rate swap agreements and realized losses on the sale of fixed income securities available-for-sale, distributable income year-to-date through September 30, 2003 did not exceed the benchmark and accordingly the Company was not required to pay the Manager an incentive fee for the quarter ended September 30, 2003.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Overview

For the nine months ended September 30, 2003, the Company’s net loss was $58,442,000, or $(1.96) per common share on a basic and diluted basis, based on a weighted average of 29,857,000 shares outstanding. This compares to net income of $34,746,000, or $1.39 per common share on a basic basis and $1.38 on a diluted basis, based on a weighted average of 24,976,000 and 25,105,000 shares outstanding, respectively, for the nine months ended September 30, 2002. The weighted average number of shares used to calculate net income per diluted share includes the effect of the assumed exercise of outstanding stock options.

The primary reasons for the change in operating results for the nine months ended September 30, 2003 compared to 2002 are:  (1) changes in interest rates and market conditions affecting the fair values of the Company’s mortgage related securities and related derivative financial instruments and net interest income; and (2) related changes in investment and hedging strategies.

Net Interest Income

Net interest income for the nine months ended September 30, 2003 was $11,983,000, consisting of interest income on fixed income securities and cash balances less interest expense on reverse repurchase agreements and interest rate swaps, compared to $62,962,000 for the nine months ended September 30, 2002, or a decrease of 81%. The decrease in net interest income was primarily due to a decrease in net interest margin, from 3.04% for the nine months ended September 30, 2002 to 0.37% for the nine months ended September 30, 2003. Changes in interest income and expense are primarily a function of changes in average effective interest rates on the Company’s fixed income securities, reverse repurchase agreements and interest rate swaps, and changes in the average amount of those assets and liabilities outstanding during each year.

The following table reflects the average balances for each category of the Company’s interest earning assets as well as the Company’s interest bearing liabilities, with the corresponding effective rate of interest annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Nine Months Ended September 30, 2003		For the Nine Months Ended September 30, 2002
	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
Fixed Income Securities	$2,078,309	4.65%	$2,615,606	6.43%
Cash and Cash Equivalents	15,189	0.81%	6,442	1.80%
Total Interest-Earning Assets	2,093,498	4.63%	2,622,048	6.43%

Interest-Bearing Liabilities:
Reverse Repurchase Agreements	1,898,640	4.26%	2,493,296	3.39%

Net Interest-Earning Assets and Spread	$194,858	0.37%	$128,752	3.04%

The effective yield data is computed by dividing the annualized net interest income or expense, including the effect on interest expense of hedging transactions as applicable into the average daily balance shown.

The following table reflects the average balances for the Company’s equity securities, with the corresponding effective dividend yield annualized:

AVERAGE BALANCE AND RATE TABLE

(Dollars in thousands)

	For the Nine Months Ended September 30, 2003		For the Nine Months Ended September 30, 2002
	Average Balance	Effective Dividend Yield	Average Balance	Effective Dividend Yield

Equity securities	$3,068	10.26%	$4,159	10.93%

The following table shows the approximate amounts of the change in interest income and expense between the nine months ended September 30 in 2003 and 2002 that was a function of rate and volume changes, and the amount of the change that cannot be ascribed specifically to either rate or volume changes:

RATE / VOLUME TABLE

(Dollars in thousands)

	Nine Months Ended September 30, 2003 compared to 2002
	Total Change	Changes Due to
		Volume (1)	Rates (1)
Interest-Earning Assets
Fixed income securities	$(53,686)	$(25,925)	$(27,761)
Cash and cash equivalents	5	118	(113)

Total interest income	(53,681)	(25,807)	(27,874)

Interest-Bearing Liabilities
Reverse repurchase agreements	(2,702)	(15,107)	12,405

Total interest expense	(2,702)	(15,107)	12,405

Change In Net Interest Income	$(50,979)	$(10,700)	$(40,279)

(1)          Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

A portion of the change in interest expense in the table above is related to the Company’s use of interest rate swaps.  Periodic settlements of the swap agreements with their counterparties result in adjustments to interest expense associated with the reverse repurchase agreements hedged by the swaps.  During the nine months ended September 30, 2003, interest expense was increased by $38,015,000 paid to swap counterparties and $4,559,000 from amortization of deferred losses on terminated swap contracts.  During the nine months ended September 30, 2002, interest expense was increased by $29,342,000 paid to swap counterparties and decreased by $180,000 from amortization of deferred gains on terminated swap contracts.

Dividend Income

The Company reported dividend income of $236,000 from dividends on equity investments for the nine months ended September 30, 2003, compared to $341,000 for the nine months ended September 30, 2002. The decrease in dividend income was due to the sale of our equity investments.

Net Gain (Loss) from Investment and Derivative Activities

During the nine months ended September 30, 2003, the Company reported a net loss on investment and derivative activities of $66,592,000 in the statement of operations.  The loss consisted of a loss of $42,479,000 on terminated swaps, a net loss of $24,153,000 on the sale of $2,257,126,000 of fixed income securities available-for-sale, a gain of $5,424,000 on the sale of $432,761,000 of fixed income trading securities, a gain of $1,455,000 on the sale of $4,299,000 of equity securities available-for-sale, and an unrealized loss of $6,839,000 on fixed income trading securities.

During the nine months ended September 30, 2002, the Company reported a net loss on investment and derivative activities of $26,097,000 in the statement of operations.  This loss consisted of a net loss of

$55,800,000 on closed forward contracts, a loss of $229,000 on the sale of $98,634,000 of fixed income securities available-for-sale, a gain of $29,907,000 on the sale of $894,372,000 of fixed income trading securities, a gain of $594,000 on the sale of $1,937,000 of equity securities available-for-sale, and an unrealized loss of $569,000 on fixed income trading securities.

General and Administrative Expenses

General and administrative expenses increased to $4,069,000 for the nine months ended September 30, 2003 from $2,460,000 for the nine months ended September 30, 2002. The increase was primarily due to an increase in legal, accounting and other fee expenses associated with the professional services rendered in connection with the Company’s pursuit of various strategic alternatives, including our proposed merger with American Home.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds as of September 30, 2003 and December 31, 2002, consisted of reverse repurchase agreements totaling $927,079,000 and $2,112,444,000, respectively.  The Company expects to continue to borrow funds in the form of reverse repurchase agreements.  At September 30, 2003, the Company had borrowing arrangements with approximately twenty different investment banking firms.  Increases in short-term interest rates could negatively impact the valuation of the Company’s mortgage assets, which could limit the Company’s borrowing ability or cause its lenders to initiate margin calls.

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

Classifications of Investment Securities

The Company’s investment securities are classified as either trading securities or available-for-sale securities, as discussed in Note 3 to the financial statements. Although all of the Company’s investment securities are carried on the balance sheets at fair value, the classification of the securities as trading or as available-for-sale determines whether changes in fair value are recorded immediately through current earnings, as they are for trading securities, or as adjustments to accumulated other comprehensive income (loss), which is a component of stockholders’ equity, as they are for available-for-sale securities. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

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

	Fair Value for Scenario Shown
	Interest Rates Fall 300 Basis Points	Interest Rates Fall 200 Basis Points	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points	Interest Rates Rise 300 Basis Points

Interest Rate Sensitive Instruments After Hedging Instruments	$317,917	$343,333	$370,477	$380,535	$363,247	$332,887	$297,938

Change in Fair Value	$(62,618)	$(37,202)	$(10,058)	—	$(17,288)	$(47,648)	$(82,597)

Change as a Percent of Fair Value of Interest Rate Sensitive Investments	(4.59)%	(2.72)%	(0.74)%	—	(1.27)%	(3.49)%	(6.05)%

Change as a Percent of Stockholders’ Equity	(38.16)%	(22.67)%	(6.13)%	—	(10.54)%	(29.04)%	(50.33)%

Change on a Per Share Basis	$(2.10)	$(1.25)	$(0.34)	—	$(0.58)	$(1.60)	$(2.77)

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

ITEM 4.                             CONTROLS AND PROCEDURES

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

b)                 Reports on Form 8-K

On August 14, 2003, we filed a Current Report on Form 8-K with the SEC, announcing our earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apex Mortgage Capital, Inc.
(Registrant)

Dated: November 14, 2003	/s/ Philip A. Barach
Philip A. Barach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2003	/s/ David S. DeVito
David S. DeVito
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601 (a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of July 12, 2003, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.), and Apex Mortgage Capital, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2003 and incorporated herein by reference).

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

4.2.2

First Amendment to Shareholder Rights Agreement dated as of July 15, 2003, by and between Apex Mortgage Capital, Inc. and The Bank of New York (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2003 and incorporated herein by reference).

31.1*	Certification of Philip A. Barach under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David S. DeVito under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip A. Barach under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David S. DeVito under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.